Form 10-Q
period 2026-06-30
FS Bancorp, Inc.
filed 2026-08-10
CIK 1530249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

(Former name, former address, and former fiscal year, if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 5, 2026, there were 7,431,972 outstanding shares of the registrant’s common stock.

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

Item 1. Financial Statements

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and per share amounts) (Unaudited)

	June 30,	December 31,
ASSETS	2026	2025
Cash and due from banks	$12,835	$13,504
Interest-bearing deposits at other financial institutions	16,875	14,715
Total cash and cash equivalents	29,710	28,219
Securities available-for-sale, at fair value (amortized cost of $291,317 and $310,097, net of allowance for credit losses of $0 and $0, respectively)	269,460	288,667
Securities held-to-maturity, at amortized cost (fair value of $35,183 and $34,396, net of allowance for credit losses of $277 and $277, respectively)	34,845	33,224
Loans held for sale, at fair value	30,548	43,705
Loans receivable, net of allowance for credit losses of $31,165 and $31,937 (includes loans of $13,159 and $13,183, at fair value, respectively)	2,628,992	2,623,172
Accrued interest receivable	14,263	14,614
Premises and equipment, net	43,455	44,065
Long-lived assets held for sale	3,258	3,258
Operating lease right-of-use (“ROU”) assets	6,655	5,789
Federal Home Loan Bank (“FHLB”) stock, at cost	14,420	7,971
Deferred tax asset, net	6,441	6,993
Bank owned life insurance (“BOLI”), net	36,771	36,249
Mortgage servicing rights (“MSRs”), held at the lower of cost or fair value	8,912	8,608
Goodwill	3,592	3,592
Core deposit intangible, net	9,052	10,518
Other assets	38,706	38,203
TOTAL ASSETS	$3,179,080	$3,196,847
LIABILITIES
Deposits:
Noninterest-bearing accounts	$641,856	$658,123
Interest-bearing accounts	1,807,026	2,015,519
Total deposits	2,448,882	2,673,642
Borrowings	324,500	129,305
Subordinated notes:
Principal amount	50,000	50,000
Unamortized debt issuance costs	(306)	(339)
Total subordinated notes less unamortized debt issuance costs	49,694	49,661
Operating lease liabilities	6,753	5,889
Other liabilities	30,291	30,656
Total liabilities	2,860,120	2,889,153
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 7,423,772 and 7,507,519 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	74	75
Additional paid-in capital	40,886	43,251
Retained earnings	291,635	280,197
Accumulated other comprehensive loss, net of tax	(13,635)	(15,829)
Total stockholders’ equity	318,960	307,694
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,179,080	$3,196,847

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except shares and per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
INTEREST INCOME	2026	2025	2026	2025
Loans receivable, including fees	$46,202	$45,038	$92,214	$88,340
Interest and dividends on investment securities, cash and cash equivalents, and interest-bearing deposits at other financial institutions	3,460	3,665	6,781	7,150
Total interest and dividend income	49,662	48,703	98,995	95,490
INTEREST EXPENSE
Deposits	13,908	14,520	28,621	27,578
Borrowings	2,197	1,585	3,581	3,848
Subordinated notes	909	486	1,600	971
Total interest expense	17,014	16,591	33,802	32,397
NET INTEREST INCOME	32,648	32,112	65,193	63,093
PROVISION FOR CREDIT LOSSES	2,641	2,021	5,170	3,613
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	30,007	30,091	60,023	59,480
NONINTEREST INCOME
Service charges and fee income	2,281	2,323	4,354	4,567
Gain on sale of loans	2,581	1,972	4,965	3,672
Earnings on cash surrender value of BOLI	263	254	522	505
Other noninterest income	1,025	621	1,710	1,552
Total noninterest income	6,150	5,170	11,551	10,296
NONINTEREST EXPENSE
Salaries and benefits	15,570	14,088	30,424	28,621
Operations	2,699	3,824	6,079	7,269
Occupancy	1,938	1,780	3,814	3,496
Data processing	1,826	2,137	3,420	4,182
Loan costs	900	719	1,782	1,267
Professional and board fees	1,060	1,155	2,074	2,342
Federal Deposit Insurance Corporation (“FDIC”) insurance	531	554	1,158	1,092
Marketing and advertising	445	398	754	619
Acquisition costs	417	—	712	—
Amortization of core deposit intangible	722	809	1,466	1,639
(Recovery) impairment of MSRs	(4)	38	(59)	29
Total noninterest expense	26,104	25,502	51,624	50,556
INCOME BEFORE PROVISION FOR INCOME TAXES	10,053	9,759	19,950	19,220
PROVISION FOR INCOME TAXES	2,117	2,031	4,184	3,471
NET INCOME	$7,936	$7,728	$15,766	$15,749
Basic earnings per share	$1.06	$1.00	$2.11	$2.02
Diluted earnings per share	$1.04	$0.99	$2.07	$1.99

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$7,936	$7,728	$15,766	$15,749
Other comprehensive income:
Securities available-for-sale:
Unrealized gain (loss) during period	980	(1,537)	(427)	1,959
Income tax (provision) benefit related to unrealized gain (loss)	(211)	331	92	(420)
Derivative financial instruments:
Unrealized derivative gain (loss) during period	1,920	(1,093)	3,670	(3,516)
Income tax (provision) benefit related to unrealized derivative gain (loss)	(409)	237	(785)	751
Reclassification adjustment for realized gain, net included in net income	(217)	(956)	(454)	(1,827)
Income tax provision related to reclassification, net	47	206	98	393
Other comprehensive income (loss), net of tax	2,110	(2,812)	2,194	(2,660)
COMPREHENSIVE INCOME	$10,046	$4,916	$17,960	$13,089

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts) (Unaudited)

Three Months Ended June 30, 2026 and 2025

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common Stock		Paid-in	Retained	Loss,	Stockholders'
	Shares	Amount	Capital	Earnings	Net of Tax	Equity
BALANCE, April 1, 2025	7,742,907	$77	$52,806	$262,945	$(16,988)	$298,840
Net income	—	—	—	7,728	—	7,728
Dividends paid ($0.28 per share)	—	—	—	(2,164)	—	(2,164)
Share-based compensation	—	—	526	—	—	526
Issuance of common stock - employee stock purchase plan	7,918	—	314	—	—	314
Common stock repurchased – repurchase plan	(132,282)	(1)	(5,228)	—	—	(5,229)
Other comprehensive loss, net of tax	—	—	—	—	(2,812)	(2,812)
BALANCE, June 30, 2025	7,618,543	$76	$48,418	$268,509	$(19,800)	$297,203

BALANCE, April 1, 2026	7,501,542	$75	$43,668	$285,854	$(15,745)	$313,852
Net income	—	—	—	7,936	—	7,936
Dividends paid ($0.29 per share)	—	—	—	(2,155)	—	(2,155)
Share-based compensation	—	—	643	—	—	643
Issuance of common stock - employee stock purchase plan	9,230	—	382	—	—	382
Common stock repurchased for employee/director taxes paid on restricted stock awards	(14,560)	—	—	—	—	—
Common stock repurchased - repurchase plan	(87,000)	(1)	(3,637)	—	—	(3,638)
Stock options exercised, net	14,560	—	(170)	—	—	(170)
Other comprehensive income, net of tax	—	—	—	—	2,110	2,110
BALANCE, June 30, 2026	7,423,772	$74	$40,886	$291,635	$(13,635)	$318,960

Six Months Ended June 30, 2026 and 2025

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common Stock		Paid-in	Retained	Loss,	Stockholders'
	Shares	Amount	Capital	Earnings	Net of Tax	Equity
BALANCE, January 1, 2025	7,833,014	$78	$55,716	$257,113	$(17,140)	$295,767
Net income	—	—	—	15,749	—	15,749
Dividends paid ($.56 per share)	—	—	—	(4,353)	—	(4,353)
Share-based compensation	—	—	1,038	—	—	1,038
Issuance of common stock- employee stock purchase plan	16,128	—	650	—	—	650
Common stock repurchased - repurchase plan	(230,599)	(2)	(8,986)	—	—	(8,988)
Other comprehensive loss, net of tax	—	—	—	—	(2,660)	(2,660)
BALANCE, June 30, 2025	7,618,543	$76	$48,418	$268,509	$(19,800)	$297,203

BALANCE, January 1, 2026	7,507,519	$75	$43,251	$280,197	$(15,829)	$307,694
Net income	—	—	—	15,766	—	15,766
Dividends paid ($0.58 per share)	—	—	—	(4,328)	—	(4,328)
Share-based compensation	—	—	1,270	—	—	1,270
Issuance of common stock - employee stock purchase plan	18,278	—	764	—		764
Common stock repurchased - repurchase plan	(102,025)	(1)	(4,256)	—	—	(4,257)
Common stock repurchased for employee/director taxes paid on restricted stock awards	(14,560)	—	—	—	—	—
Stock options exercised, net	14,560	—	(143)	—	—	(143)
Other comprehensive income, net of tax	—	—	—	—	2,194	2,194
BALANCE, June 30, 2026	7,423,772	$74	$40,886	$291,635	$(13,635)	$318,960

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2026	2025
Net income	$15,766	$15,749
Adjustments to reconcile net income to net cash from operating activities
Provision for credit losses	5,170	3,613
Depreciation, amortization and accretion	4,718	6,256
Compensation expense related to stock options and restricted stock awards	1,270	1,038
Earnings on cash surrender value of BOLI	(522)	(505)
Gain on sale of loans held for sale	(4,965)	(3,672)
Change in fair value on portfolio loans measured under the fair value option	56	(266)
Origination of loans held for sale	(276,998)	(225,320)
Proceeds from sale of loans held for sale	313,645	221,880
Gain on purchase of tax credits	—	(660)
Purchase of tax credits	—	(7,587)
(Recovery) impairment of MSRs	(59)	29
Changes in operating assets and liabilities
Accrued interest receivable	351	(389)
Other assets	1,636	5,458
Other liabilities	642	(302)
Net cash from operating activities	60,710	15,322
CASH FLOWS USED BY INVESTING ACTIVITIES
Activity in securities available-for-sale:
Maturities, prepayments, and calls	35,614	26,174
Purchases	(17,663)	(46,540)
Activity in securities held-to-maturity:
Purchases	(4,366)	(23,235)
Maturities, prepayments, and calls	3,000	—
Maturities of certificates of deposit at other financial institutions	—	1,479
Portfolio loan originations and principal collections, net	(29,983)	(98,600)
Purchase of portfolio loans	(383)	(3,956)
Purchase of premises and equipment	(847)	(1,642)
Proceeds from bank owned life insurance death benefits	—	771
Change in FHLB stock, net	(6,449)	4,042
Capital contributions to affordable housing tax credit investments	(600)	—
Net cash used by investing activities	(21,677)	(141,507)
CASH FLOWS (USED BY) FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(224,773)	213,937
Proceeds from borrowings	1,820,850	614,000
Repayments of borrowings	(1,625,655)	(687,501)
Dividends paid on common stock	(4,328)	(4,353)
Disbursements from stock options exercised, net	(143)	—
Issuance of common stock - employee stock purchase plan	764	650
Common stock repurchased	(4,257)	(8,988)
Net cash (used by) from financing activities	(37,542)	127,745
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,491	1,560

CASH AND CASH EQUIVALENTS, beginning of period	28,219	31,635
CASH AND CASH EQUIVALENTS, end of period	$29,710	$33,195

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands) (Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on deposits and borrowings	$32,645	$31,234
Income taxes	3,725	51

SUPPLEMENTARY DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Change in fair value on available-for-sale investment securities	$(427)	$1,959
Change in fair value on fair value and cash flow hedges	3,260	(5,343)
Retention of gross MSRs from loan sales	1,815	1,255
ROU assets in exchange for lease liabilities	1,493	—

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – FS Bancorp, Inc. (the “Company”) was incorporated in September 2011 as the holding company for 1st Security Bank of Washington (the “Bank” or “1st Security Bank”) in connection with the Bank’s conversion from the mutual to stock form of ownership which was completed on July 9, 2012. The Bank is a community-based savings bank with 29 full-service bank branches, a headquarters that also originates loans and accepts deposits, and loan production offices in suburban communities in the greater Puget Sound area, the Kennewick-Pasco-Richland metropolitan area of Washington, also known as the Tri-Cities, Goldendale, Vancouver, and White Salmon, Washington and Manzanita, Newport, Ontario, Tillamook, and Waldport, Oregon. The Bank provides loan and deposit services to customers who are predominantly small- and middle-market businesses and individuals. The Company and its subsidiary are subject to regulation by certain federal and state agencies and undergo periodic examination by these regulatory agencies.

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

The results for the three and six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or any other future period. The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses (“ACL”).

Amounts presented in the consolidated financial statements and footnote tables are rounded to the nearest thousand dollars, except for per share amounts.  Amounts above $1.0 million are rounded to one decimal place, and amounts above $1.0 billion are rounded to two decimal places.

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

Subsequent Events – The Company has evaluated events and transactions after  June 30, 2026, for potential recognition or disclosure.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments incorporate into the Accounting Standards Codification certain disclosure and presentation requirements currently included in SEC regulations. Each amendment will become effective prospectively upon the SEC’s removal of the related disclosure requirement from its rules. The Company is currently evaluating the impact of ASU 2023-06 and does not expect its adoption to have a material effect on its consolidated financial statements.

In January 2025, the FASB issued guidance within ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendment amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted.  The Company is currently evaluating the impact of ASU 2024-03, as amended by ASU 2025-01, but does not expect it to have a material effect on its consolidated financial statements.

In December 2025, the FASB issued guidance within ASU 2025-11, Interim Reporting.  The ASU is intended to improve the navigability of the guidance in ASC 270 and clarify when it applies.  Under the amendments, an entity is subject to ASC 270 if it provides “interim financial statements and notes in accordance with GAAP.”  The ASU is effective for interim periods in fiscal years beginning after December 15, 2027 for public business entities, with a one-year deferral for all other entities. Early adoption is permitted for all entities. The Company is currently evaluating the impact of this ASU but does not expect it to have a material effect on its consolidated financial statements.

Application of New Accounting Guidance Adopted in 2026

In November 2025, the FASB issued ASU 2025‑08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans, which expands and clarifies acquisition‑date accounting for certain purchased loans under the Current Expected Credit Loss ("CECL") model, including the use of a gross‑up approach for specified acquired loans. Although the ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those fiscal years, the Company early adopted the guidance effective January 1, 2026. Adoption of the ASU did not have a material impact on the Company’s consolidated financial statements or related disclosures.

NOTE 2 – INVESTMENTS

The following tables present the amortized costs, unrealized gains, unrealized losses, estimated fair values of securities available-for-sale and held-to-maturity, and the ACL on securities available-for-sale and held-to-maturity at  June 30, 2026 and  December 31, 2025:

	June 30, 2026
				Estimated
	Amortized	Unrealized	Unrealized	Fair
SECURITIES AVAILABLE-FOR-SALE	Cost	Gains	Losses	Values	ACL
U.S. agency securities	$20,272	$63	$(2,303)	$18,032	$—
Corporate securities	16,000	8	(510)	15,498	—
Municipal bonds	79,341	5	(9,226)	70,120	—
Mortgage-backed securities	165,956	585	(9,783)	156,758	—
Asset-backed securities	9,748	—	(696)	9,052	—
Total securities available-for-sale	291,317	661	(22,518)	269,460	—

SECURITIES HELD-TO-MATURITY
Corporate securities	32,989	719	(603)	33,105	277
Municipal bonds	2,133	—	(55)	2,078	—
Total securities held-to-maturity	35,122	719	(658)	35,183	277

Total securities	$326,439	$1,380	$(23,176)	$304,643	$277

	December 31, 2025
				Estimated
	Amortized	Unrealized	Unrealized	Fair
SECURITIES AVAILABLE-FOR-SALE	Cost	Gains	Losses	Values	ACL
U.S. agency securities	$20,264	$66	$(2,203)	$18,127	$—
Corporate securities	16,000	5	(619)	15,386	—
Municipal bonds	81,156	4	(9,755)	71,405	—
Mortgage-backed securities	181,849	757	(9,039)	173,567	—
Asset-backed securities	10,828	1	(647)	10,182	—
Total securities available-for-sale	310,097	833	(22,263)	288,667	—

SECURITIES HELD-TO-MATURITY
Corporate securities	31,393	831	(149)	32,075	277
Municipal bonds	2,108	213	—	2,321	—
Total securities held-to-maturity	33,501	1,044	(149)	34,396	277

Total securities	$343,598	$1,877	$(22,412)	$323,063	$277

The following table presents the activity in the ACL on securities held-to-maturity by major security type for the three and six months ended June 30, 2026 and 2025:

SECURITIES HELD-TO-MATURITY	For the Three Months Ended June 30,
Corporate Securities	2026	2025
Beginning ACL balance	$277	$66
Provision for credit losses	—	154
Total ending ACL balance	$277	$220

SECURITIES HELD-TO-MATURITY	For the Six Months Ended June 30,
Corporate Securities	2026	2025
Beginning ACL balance	$277	$45
Provision for credit losses	—	175
Total ending ACL balance	$277	$220

Management measures expected credit losses on held-to-maturity debt securities on an individual basis. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. There were no changes in credit loss reserves during the period, as there were no changes to the credit loss model and securities balances remained relatively flat. Accrued interest receivable totaled $672,000 and $271,000 on held-to-maturity debt securities and $1.1 million and $1.2 million on available-for-sale debt securities as of  June 30, 2026 and  December 31, 2025, respectively.  Accrued interest receivable on securities is reported in “Accrued interest receivable” on the Consolidated Balance Sheets and is excluded from the calculation of the ACL.

The Company monitors the credit quality of debt securities held-to-maturity quarterly using credit rating, material event notices, and changes in market value. The following table summarizes the amortized cost of debt securities held-to-maturity at the dates indicated, aggregated by credit quality indicator:

	June 30,	December 31,
Corporate securities	2026	2025
BBB	$31,989	$29,521
BB	1,000	1,872
Municipal bonds
A	2,133	2,108
Total	$35,122	$33,501

At  June 30, 2026 and  December 31, 2025, there were no debt securities held-to-maturity that were classified as either nonaccrual or 90 days or more past due and still accruing interest.

The following table presents, as of  June 30, 2026, investment securities which were pledged to secure borrowings, public deposits, or other obligations as permitted or required by law:

	June 30, 2026
Purpose or beneficiary	Carrying Value	Amortized Cost	Fair Value
State and local government public deposits	$22,618	$25,618	$22,618

Investment securities that were in an unrealized loss position at the dates indicated are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position.

	June 30, 2026
	Less than 12 Months		12 Months or Longer		Total
SECURITIES AVAILABLE-FOR-SALE	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency securities	$—	$—	$15,968	$(2,303)	$15,968	$(2,303)
Corporate securities	—	—	8,490	(510)	8,490	(510)
Municipal bonds	775	(4)	66,101	(9,222)	66,876	(9,226)
Mortgage-backed securities	29,377	(592)	66,152	(9,191)	95,529	(9,783)
Asset-backed securities	3,118	(14)	5,934	(682)	9,052	(696)
Total securities available-for-sale	33,270	(610)	162,645	(21,908)	195,915	(22,518)

SECURITIES HELD-TO-MATURITY
Corporate securities	10,945	(531)	928	(72)	11,873	(603)
Municipal bonds	2,078	(55)	—	—	2,078	(55)
Total securities held-to-maturity	13,023	(586)	928	(72)	13,951	(658)

Total securities	$46,293	$(1,196)	$163,573	$(21,980)	$209,866	$(23,176)

	December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
SECURITIES AVAILABLE-FOR-SALE	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency securities	$—	$—	$16,061	$(2,203)	$16,061	$(2,203)
Corporate securities	3,961	(39)	8,420	(580)	12,381	(619)
Municipal bonds	—	—	70,228	(9,755)	70,228	(9,755)
Mortgage-backed securities	35,194	(380)	64,321	(8,659)	99,515	(9,039)
Asset-backed securities	3,047	(25)	6,644	(622)	9,691	(647)
Total securities available-for-sale	42,202	(444)	165,674	(21,819)	207,876	(22,263)

SECURITIES HELD-TO-MATURITY
Corporate securities	6,788	(84)	935	(65)	7,723	(149)
Total securities held-to-maturity	6,788	(84)	935	(65)	7,723	(149)

Total securities	$48,990	$(528)	$166,609	$(21,884)	$215,599	$(22,412)

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

All of the available-for-sale mortgage-backed securities and asset-backed securities in an unrealized loss position are issued or guaranteed by government-sponsored enterprises, and the available-for-sale corporate securities are all investment grade and monitored for rating or outlook changes. Based on the Company’s evaluation of these securities, no credit impairment was recorded for the three and six months ended June 30, 2026 and 2025.

The contractual maturities of securities available-for-sale and held-to-maturity at the dates indicated are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

	June 30, 2026		December 31, 2025
SECURITIES AVAILABLE-FOR-SALE	Amortized	Fair	Amortized	Fair
U.S. agency securities	Cost	Value	Cost	Value
Due after one year through five years	$4,982	$4,800	$4,976	$4,785
Due after five years through ten years	15,290	13,232	15,288	13,342
Subtotal	20,272	18,032	20,264	18,127
Corporate securities
Due within one year	6,000	5,999	6,000	6,001
Due after one year through five years	8,000	7,934	8,000	7,858
Due after five years through ten years	2,000	1,565	2,000	1,527
Subtotal	16,000	15,498	16,000	15,386
Municipal bonds
Due after one year through five years	1,761	1,659	2,135	2,137
Due after five years through ten years	6,133	5,620	7,080	6,441
Due after ten years	71,447	62,841	71,941	62,827
Subtotal	79,341	70,120	81,156	71,405
Mortgage-backed securities
Federal National Mortgage Association (“FNMA”)	78,516	71,122	82,555	75,492
Federal Home Loan Mortgage Corporation (“FHLMC”)	42,224	41,245	47,170	46,556
Government National Mortgage Association (“GNMA”)	45,216	44,391	52,124	51,519
Subtotal	165,956	156,758	181,849	173,567
Asset-backed securities
Due within one year	459	454	130	129
Due after one year through five years	275	269	743	730
Due after five years through ten years	2,390	2,212	2,598	2,458
Due after ten years	6,624	6,117	7,357	6,865
Subtotal	9,748	9,052	10,828	10,182
Total securities available-for-sale	291,317	269,460	310,097	288,667

SECURITIES HELD-TO-MATURITY
Corporate securities
Due after one year through five years	2,000	1,981	3,000	2,986
Due after five years through ten years	30,989	31,124	26,143	26,839
Due after ten years	—	—	2,250	2,250
Subtotal	32,989	33,105	31,393	32,075
Municipal bonds
Due after ten years	2,133	2,078	2,108	2,321
Total securities held-to-maturity	35,122	35,183	33,501	34,396
Total securities	$326,439	$304,643	$343,598	$323,063

There were no sales of securities available-for-sale for the three and six months ended June 30, 2026 and 2025.

NOTE 3 – LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES – LOANS

The composition of the loan portfolio was as follows at the dates indicated:

	June 30,	December 31,
	2026	2025
COMMERCIAL REAL ESTATE ("CRE") LOANS
CRE owner occupied	$184,136	$176,078
CRE non-owner occupied	188,258	177,113
Commercial and speculative construction and development	370,459	354,130
Multi-family	262,137	262,150
Total CRE loans	1,004,990	969,471
RESIDENTIAL REAL ESTATE LOANS
One-to-four-family	660,518	628,761
Home equity	88,214	88,271
Residential custom construction	44,765	42,329
Total residential real estate	793,497	759,361
CONSUMER LOANS
Indirect home improvement	502,151	525,842
Marine	66,941	68,115
Other consumer	4,111	3,029
Total consumer loans	573,203	596,986
COMMERCIAL BUSINESS LOANS
Commercial and industrial (“C&I”)	281,181	301,111
Warehouse lending	7,286	28,180
Total commercial business loans	288,467	329,291
Total loans receivable, gross	2,660,157	2,655,109
ACL on loans	(31,165)	(31,937)
Total loans receivable, net	$2,628,992	$2,623,172

Loan amounts are net of unearned loan fees in excess of unamortized costs, unamortized net discounts on acquired loans, and premiums on purchased loans of $7.0 million as of  June 30, 2026, and $8.6 million as of  December 31, 2025. Net loans do not include accrued interest receivable.

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

At  June 30, 2026, the Company held approximately $1.10 billion in loans that are pledged as collateral for FHLB borrowings, compared to approximately $1.08 billion at  December 31, 2025. The Company held approximately $559.0 million in loans that are pledged as collateral for the Federal Reserve Bank of San Francisco (the “FRB”) line of credit at  June 30, 2026, compared to approximately $580.9 million at  December 31, 2025.

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

CRE Lending. Loans originated by the Company primarily secured by income-producing properties, including retail centers, warehouses, and office buildings located in its market areas.

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

Home Equity Lending. Loans originated by the Company secured by second mortgages on one-to-four-family residences, including home equity lines of credit within the Company's market areas.

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

Commercial Business Loans

C&I Lending. C&I loans originated by the Company to local small- and mid-sized businesses in its market area are secured primarily by accounts receivable, inventory, and personal property, plant and equipment. Some C&I loans purchased by the Company are outside of its market area. C&I loans are made based on the borrower’s ability to repay from the cash flow of the borrower’s business. At  June 30, 2026 and  December 31, 2025, C&I loans included Small Business Administration and United States Department of Agriculture guaranteed certificates of $38.3 million and $44.8 million, respectively.

Warehouse Lending. Loans originated to non-depository financial institutions and secured by notes originated by the non-depository financial institution.  The Company has two distinct warehouse lending divisions: commercial warehouse re-lending secured by notes on construction loans and mortgage warehouse re-lending secured by notes related to one-to-four-family loans. The Company’s commercial construction warehouse lines are secured by notes related to construction loans and are typically guaranteed by principals with experience in construction lending.  Mortgage warehouse lines are funded through third-party residential mortgage bankers. Under this program, the Company provides short-term funding to mortgage banking companies for the purpose of originating residential mortgage loans for sale into the secondary market.

Allowance for Credit Losses

The following tables detail activity in the ACL on loans by loan categories at or for the three and six months ended June 30, 2026 and 2025:

	At or For the Three Months Ended June 30, 2026
		Residential		Commercial
ACL ON LOANS	CRE	Real Estate	Consumer	Business	Total
Beginning balance	$6,557	$7,405	$16,661	$1,820	$32,443
Provision for (reversal of) credit losses on loans	881	113	1,559	6	2,559
Charge-offs	(2,277)	—	(2,123)	(39)	(4,439)
Recoveries	—	—	602	—	602
Net (charge-offs) recoveries	(2,277)	—	(1,521)	(39)	(3,837)
Ending balance	$5,161	$7,518	$16,699	$1,787	$31,165

	At or For the Three Months Ended June 30, 2025
		Residential		Commercial
ACL ON LOANS	CRE	Real Estate	Consumer	Business	Total
Beginning balance	$6,904	$7,475	$14,856	$2,418	$31,653
Provision for (reversal of) credit losses on loans	166	179	1,468	(98)	1,715
Charge-offs	—	—	(1,641)	—	(1,641)
Recoveries	—	—	392	70	462
Net (charge-offs) recoveries	—	—	(1,249)	70	(1,179)
Ending balance	$7,070	$7,654	$15,075	$2,390	$32,189

	At or For the Six Months Ended June 30, 2026
		Residential		Commercial
ACL ON LOANS	CRE	Real Estate	Consumer	Business	Total
Beginning balance	$5,959	$7,402	$15,934	$2,642	$31,937
Provision for (reversal of) credit losses on loans	1,479	116	4,278	(664)	5,209
Charge-offs	(2,277)	—	(4,743)	(269)	(7,289)
Recoveries	—	—	1,230	78	1,308
Net charge-offs	(2,277)	—	(3,513)	(191)	(5,981)
Ending balance	$5,161	$7,518	$16,699	$1,787	$31,165

	At or For the Six Months Ended June 30, 2025
		Residential		Commercial
ACL ON LOANS	CRE	Real Estate	Consumer	Business	Total
Beginning balance	$7,001	$7,440	$14,185	$3,244	$31,870
Provision for (reversal of) credit losses on loans	69	214	3,428	(491)	3,220
Charge-offs	—	—	(3,277)	(433)	(3,710)
Recoveries	—	—	739	70	809
Net charge-offs	—	—	(2,538)	(363)	(2,901)
Ending balance	$7,070	$7,654	$15,075	$2,390	$32,189

The increase in the provision for credit losses on loans for the three and six months ended June 30, 2026, was primarily attributable to higher charge-offs in the consumer portfolio, as well as a $2.3 million charge-off on a commercial construction loan.

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

The following tables present the amortized cost basis of loans that were both experiencing financial difficulty and modified during the three months and six months ended  June 30, 2026 and 2025, by class and by type of modification. The tables also present the percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty relative to the total amortized cost basis of each class of financing receivable, as well as the financial effect of the modification.

	For the Three Months Ended June 30, 2026			For the Six Months Ended June 30, 2026
			Weighted-			Weighted-
			Average			Average
	Combination		Term	Combination		Term
	Term	Total	Extension	Term	Total	Extension
	Extension	Class of	Payment	Extension	Class of	Payment
COMMERCIAL BUSINESS	Payment	Financing	Delay	Payment	Financing	Delay
LOANS	Delay	Receivable	(in years)	Delay	Receivable	(in years)
C&I	$—	—%	—	$545	0.2%	1.0

	For the Three Months Ended June 30, 2025			For the Six Months Ended June 30, 2025
			Weighted-			Weighted-
			Average			Average
	Combination		Term	Combination		Term
	Term	Total	Extension	Term	Total	Extension
	Extension	Class of	Payment	Extension	Class of	Payment
	Payment	Financing	Delay	Payment	Financing	Delay
CRE LOANS	Delay	Receivable	(in years)	Delay	Receivable	(in years)
CRE owner occupied	$1,202	0.7%	3	$1,202	1.1%	3

		Total			Total
		Class of			Class of
COMMERCIAL BUSINESS	Principal	Financing	Principal	Payment	Financing	Principal
LOANS	Forgiveness	Receivable	Forgiven	Delay	Receivable	Forgiven
C&I	$260	0.1%	$357	$260	0.1%	$357

As of  June 30, 2026, there were no commitments to lend additional funds to borrowers experiencing financial difficulty whose terms had been modified during the six months ended  June 30, 2026. As of December 31, 2025, there were no commitments to lend additional funds to borrowers experiencing financial difficulty whose terms had been modified during the year ended December 31, 2025.

The Company closely monitors the performance of loans modified to borrowers experiencing financial difficulty to evaluate the effectiveness of its modification efforts.  There were no loans modified within the prior 12 months that were delinquent as of  June 30, 2026. The following table presents the performance of such loans that were modified within the prior 12 months as of  June 30, 2025:

	June 30, 2025
	30-59	60-89
	Days	Days	90 Days	Total
	Past	Past	or More	Past
CRE LOANS	Due	Due	Past Due	Due
Commercial and speculative construction and development	$—	$—	$9,083	$9,083
COMMERCIAL BUSINESS LOANS
C&I	$—	$—	$260	$260
Total loans	$—	$—	$9,343	$9,343

There were no loans to borrowers experiencing financial difficulty that had a payment default during the three and six months ended  June 30, 2026 and 2025, and were modified in the 12 months prior to that default.

Nonaccrual and Past Due Loans

The following tables provide information pertaining to the aging analysis of contractually past due loans and nonaccrual loans at  June 30, 2026 and  December 31, 2025:

	June 30, 2026
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
CRE LOANS	Due	Due	Past Due	Due	Current	Receivable	Accrual (1)
CRE owner occupied	$—	$—	$614	$614	$183,522	$184,136	$614
CRE non-owner occupied	—	—	—	—	188,258	188,258	—
Commercial and speculative construction and development	—	—	7,164	7,164	363,295	370,459	7,164
Multi-family	130	—	—	130	262,007	262,137	—
Total CRE loans	130	—	7,778	7,908	997,082	1,004,990	7,778
RESIDENTIAL REAL ESTATE LOANS
One-to-four-family (excludes loans held for sale)	—	68	772	840	659,678	660,518	1,973
Home equity	154	—	—	154	88,060	88,214	472
Residential custom construction	—	—	—	—	44,765	44,765	—
Total residential real estate loans	154	68	772	994	792,503	793,497	2,445
CONSUMER LOANS
Indirect home improvement	3,285	2,068	1,213	6,566	495,585	502,151	4,799
Marine	923	96	81	1,100	65,841	66,941	606
Other consumer	18	—	3	21	4,090	4,111	19
Total consumer loans	4,226	2,164	1,297	7,687	565,516	573,203	5,424
COMMERCIAL BUSINESS LOANS
C&I	1	—	—	1	281,180	281,181	—
Warehouse lending	—	—	—	—	7,286	7,286	—
Total commercial business loans	1	—	—	1	288,466	288,467	—
Total loans	$4,511	$2,232	$9,847	$16,590	$2,643,567	$2,660,157	$15,647

	December 31, 2025
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
CRE LOANS	Due	Due	Past Due	Due	Current	Receivable	Accrual (1)
CRE owner occupied	$587	$—	$844	$1,431	$174,647	$176,078	$2,049
CRE non-owner occupied	—	—	—	—	177,113	177,113	—
Commercial and speculative construction and development	—	—	9,236	9,236	344,894	354,130	9,236
Multi-family	—	—	—	—	262,150	262,150	—
Total CRE loans	587	—	10,080	10,667	958,804	969,471	11,285
RESIDENTIAL REAL ESTATE LOANS
One-to-four-family (excludes loans held for sale)	1,244	214	84	1,542	627,219	628,761	1,778
Home equity	228	—	71	299	87,972	88,271	390
Residential custom construction	—	—	—	—	42,329	42,329	—
Total residential real estate loans	1,472	214	155	1,841	757,520	759,361	2,168
CONSUMER LOANS
Indirect home improvement	4,829	2,292	1,480	8,601	517,241	525,842	4,256
Marine	254	9	69	332	67,783	68,115	454
Other consumer	54	27	1	82	2,947	3,029	2
Total consumer loans	5,137	2,328	1,550	9,015	587,971	596,986	4,712
COMMERCIAL BUSINESS LOANS
C&I	122	—	580	702	300,409	301,111	580
Warehouse lending	—	—	—	—	28,180	28,180	—
Total commercial business loans	122	—	580	702	328,589	329,291	580
Total loans	$7,318	$2,542	$12,365	$22,225	$2,632,884	$2,655,109	$18,745

(1)	Includes loans less than 90 days past due, as applicable.

There were no loans 90 days or more past due and still accruing interest at both  June 30, 2026 and  December 31, 2025.

There were $776,000 and $156,000 in residential real estate loans in the process of foreclosure at  June 30, 2026 and  December 31, 2025, respectively.

Credit Quality Indicators

As part of the Company’s ongoing monitoring of the credit quality of the loan portfolio, management tracks certain credit quality indicators including trends related to (i) the risk grading of loans, (ii) the level of classified loans, (iii) net charge-offs, (iv) nonperforming loans, and (v) the general economic conditions in the Company’s markets.

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

●

Grade 7 - This grade is for “Other Assets Especially Mentioned” (“OAEM”) or “Special Mention” loans in accordance with regulatory guidelines and includes borrowers where performance is poor or significantly less than expected.

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

Homogeneous loans are risk rated based upon the Federal Financial Institutions Examination Council’s Uniform Retail Credit Classification and Account Management Policy. Loans classified under this policy at the Company are consumer loans which include indirect home improvement, solar, marine, other consumer, and one-to-four-family first and second liens. Under the Uniform Retail Credit Classification and Account Management Policy, loans that are current or less than 90 days past due are graded “Pass” and risk rated “4” or “5” internally. Loans that are past due more than 90 days are classified “Substandard” and risk graded “8” internally until the loan has demonstrated consistent performance, typically six months of contractual payments. Closed-end loans that are 120 days past due and open-end loans that are 180 days past due are charged off based on the value of the collateral less cost to sell. Management may choose to conservatively risk rate credits even if they are paying in accordance with the loan’s terms.

CRE (owner occupied, non-owner occupied, commercial construction and development, and multi-family) and commercial business loans are evaluated individually for their risk classification and may be classified as “Substandard” even if current on their loan payment obligations. The Company regularly reviews credits for accuracy of risk grades whenever we receive new information. Borrowers are generally required to submit financial information at regular intervals. Typically, commercial borrowers with lines of credit are required to submit financial information with reporting intervals ranging from monthly to annually depending on credit size, risk, and complexity. In addition, non-owner-occupied CRE borrowers with loans exceeding a certain dollar threshold are usually required to submit rent rolls or property income statements annually. We monitor construction loans monthly. We also review loans graded “Watch” or worse, regardless of loan type, no less than quarterly.

The following tables summarize risk rated loan balances and total current period gross charge-offs by category, as of the dates indicated. Term loans that were renewed or extended for periods longer than 90 days are presented as new originations in the year of the most recent renewal or extension.

	June 30, 2026
								Revolving
								Loans
CRE LOANS	Term Loans by Year of Origination						Revolving	Converted	Total
CRE owner occupied	2026	2025	2024	2023	2022	Prior	Loans	to Term	Loans
Pass	$19,643	$37,229	$3,904	$14,333	$39,844	$35,763	$—	$—	$150,716
Watch	102	—	—	4,048	849	21,082	—	—	26,081
Special mention	—	—	253	5,872	—	—	—	—	6,125
Substandard	—	—	600	—	—	614	—	—	1,214
Total CRE owner occupied	19,745	37,229	4,757	24,253	40,693	57,459	—	—	184,136
CRE non-owner occupied
Pass	32,566	9,375	8,354	15,735	35,395	80,383	—	—	181,808
Special mention	—	—	—	—	1,336	2,092	—	—	3,428
Substandard	—	—	—	3,022	—	—	—	—	3,022
Total CRE non-owner occupied	32,566	9,375	8,354	18,757	36,731	82,475	—	—	188,258
Commercial and speculative construction and development
Pass	53,959	205,723	61,683	2,861	22,316	10,041	6,712	—	363,295
Substandard	—	1,497	—	—	5,667	—	—	—	7,164
Total commercial and speculative construction and development	53,959	207,220	61,683	2,861	27,983	10,041	6,712	—	370,459
Commercial and speculative construction and development gross charge-offs	—	—	—	—	2,277	—	—	—	2,277
Multi-family
Pass	4,612	26,182	20,722	6,964	19,731	183,926	—	—	262,137
Total multi-family	4,612	26,182	20,722	6,964	19,731	183,926	—	—	262,137
Total CRE loans	$110,882	$280,006	$95,516	$52,835	$125,138	$333,901	$6,712	$—	$1,004,990
Total CRE loans gross charge-offs	$—	$—	$—	$—	$2,277	$—	$—	$—	$2,277

	June 30, 2026
RESIDENTIAL								Revolving
REAL ESTATE LOANS								Loans
One-to-four-family	Term Loans by Year of Origination						Revolving	Converted	Total
(excludes loans held for sale)	2026	2025	2024	2023	2022	Prior	Loans	to Term	Loans
Pass	$97,196	$77,136	$43,436	$86,062	$142,095	$209,522	$—	$—	$655,447
Watch	—	—	—	—	699	578	—	—	1,277
Substandard	—	—	—	668	—	3,126	—	—	3,794
Total one-to-four-family	97,196	77,136	43,436	86,730	142,794	213,226	—	—	660,518
Home equity
Pass	2,323	3,980	841	1,550	272	7,107	70,855	814	87,742
Substandard	—	—	—	—	—	73	399	—	472
Total home equity	2,323	3,980	841	1,550	272	7,180	71,254	814	88,214
Residential custom construction
Pass	13,596	27,372	2,377	824	596	—	—	—	44,765
Total residential custom construction	13,596	27,372	2,377	824	596	—	—	—	44,765
Total residential real estate loans	$113,115	$108,488	$46,654	$89,104	$143,662	$220,406	$71,254	$814	$793,497

	June 30, 2026
								Revolving
								Loans
CONSUMER LOANS	Term Loans by Year of Origination						Revolving	Converted	Total
Indirect home improvement	2026	2025	2024	2023	2022	Prior	Loans	to Term	Loans
Pass	$47,233	$93,459	$56,449	$89,175	$116,057	$94,979	$—	$—	$497,352
Substandard	54	686	948	925	1,330	856	—	—	4,799
Total indirect home improvement	47,287	94,145	57,397	90,100	117,387	95,835	—	—	502,151
Indirect home improvement gross charge-offs	48	793	861	849	1,029	936	—	—	4,516
Marine
Pass	5,942	6,787	9,246	8,839	15,496	20,025	—	—	66,335
Substandard	—	—	55	—	110	441	—	—	606
Total marine	5,942	6,787	9,301	8,839	15,606	20,466	—	—	66,941
Marine gross charge-offs	—	7	8	4	—	63	—	—	82
Other consumer
Pass	1,450	182	35	19	46	109	2,251	—	4,092
Substandard	—	—	9	—	—	—	10	—	19
Total other consumer	1,450	182	44	19	46	109	2,261	—	4,111
Other consumer gross charge-offs	—	5	—	—	1	66	73	—	145
Total consumer loans	$54,679	$101,114	$66,742	$98,958	$133,039	$116,410	$2,261	$—	$573,203
Total consumer loans gross charge-offs	$48	$805	$869	$853	$1,030	$1,065	$73	$—	$4,743

	June 30, 2026
								Revolving
COMMERCIAL								Loans
BUSINESS LOANS	Term Loans by Year of Origination						Revolving	Converted	Total
C&I	2026	2025	2024	2023	2022	Prior	Loans	to Term	Loans
Pass	$6,180	$29,018	$47,656	$22,080	$9,335	$15,789	$116,268	$4,644	$250,970
Watch	—	18,232	—	—	219	774	3,997	475	23,697
Special mention	—	—	—	—	—	498	2,127	—	2,625
Substandard	—	183	45	20	52	1,926	714	949	3,889
Total C&I	6,180	47,433	47,701	22,100	9,606	18,987	123,106	6,068	281,181
C&I gross charge-offs	—	—	—	82	—	39	148	—	269
Warehouse lending
Pass	—	—	—	—	—	—	6,699	—	6,699
Special mention	—	—	—	—	—	—	587	—	587
Total warehouse lending	—	—	—	—	—	—	7,286	—	7,286
Total commercial business loans	$6,180	$47,433	$47,701	$22,100	$9,606	$18,987	$130,392	$6,068	$288,467
Total commercial business loans gross charge-offs	$—	$—	$—	$82	$—	$39	$148	$—	$269

TOTAL LOANS RECEIVABLE, GROSS
Pass	$284,700	$516,443	$254,703	$248,442	$401,183	$657,644	$202,785	$5,458	$2,571,358
Watch	102	18,232	—	4,048	1,767	22,434	3,997	475	51,055
Special mention	—	—	253	5,872	1,336	2,590	2,714	—	12,765
Substandard	54	2,366	1,657	4,635	7,159	7,036	1,123	949	24,979
Total loans receivable, gross	$284,856	$537,041	$256,613	$262,997	$411,445	$689,704	$210,619	$6,882	$2,660,157
Total gross charge-offs	$48	$805	$869	$935	$3,307	$1,104	$221	$—	$7,289

	December 31, 2025
								Revolving
								Loans
CRE LOANS	Term Loans by Year of Origination						Revolving	Converted	Total
CRE owner occupied	2025	2024	2023	2022	2021	Prior	Loans	to Term	Loans
Pass	$37,809	$4,148	$21,485	$35,169	$10,625	$34,840	$—	$—	$144,076
Watch	142	600	4,084	6,167	14,137	4,438	—	—	29,568
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,434	—	—	2,434
Total CRE owner occupied	37,951	4,748	25,569	41,336	24,762	41,712	—	—	176,078
CRE non-owner occupied
Pass	9,467	8,362	15,734	49,708	34,888	51,951	—	475	170,585
Special mention	—	—	—	1,354	—	2,113	—	—	3,467
Substandard	—	—	3,061	—	—	—	—	—	3,061
Total CRE non-owner occupied	9,467	8,362	18,795	51,062	34,888	54,064	—	475	177,113
Commercial and speculative construction and development
Pass	188,568	96,592	19,623	22,343	10,004	63	7,701	—	344,894
Substandard	—	—	—	9,236	—	—	—	—	9,236
Total commercial and speculative construction and development	188,568	96,592	19,623	31,579	10,004	63	7,701	—	354,130
Commercial and speculative construction and development gross charge-offs	—	—	—	2,300	—	—	—	—	2,300
Multi-family
Pass	26,491	20,750	7,017	19,921	85,961	102,010	—	—	262,150
Total multi-family	26,491	20,750	7,017	19,921	85,961	102,010	—	—	262,150
Total CRE loans	$262,477	$130,452	$71,004	$143,898	$155,615	$197,849	$7,701	$475	$969,471
Total CRE loans gross charge-offs	$—	$—	$—	$2,300	$—	$—	$—	$—	$2,300

	December 31, 2025
RESIDENTIAL								Revolving
REAL ESTATE LOANS								Loans
One-to-four-family	Term Loans by Year of Origination						Revolving	Converted	Total
(excludes loans held for sale)	2025	2024	2023	2022	2021	Prior	Loans	to Term	Loans
Pass	$93,883	$56,292	$102,074	$149,010	$97,732	$124,942	$—	$502	$624,435
Watch	—	—	—	710	—	—	—	—	710
Substandard	—	—	673	—	—	2,943	—	—	3,616
Total one-to-four-family	93,883	56,292	102,747	149,720	97,732	127,885	—	502	628,761
Home equity
Pass	11,609	1,595	1,615	287	1,189	6,432	65,154	—	87,881
Substandard	—	—	—	—	—	80	310	—	390
Total home equity	11,609	1,595	1,615	287	1,189	6,512	65,464	—	88,271
Residential custom construction
Pass	31,650	8,097	1,230	1,352	—	—	—	—	42,329
Total residential custom construction	31,650	8,097	1,230	1,352	—	—	—	—	42,329
Total residential real estate loans	$137,142	$65,984	$105,592	$151,359	$98,921	$134,397	$65,464	$502	$759,361

	December 31, 2025
								Revolving
								Loans
CONSUMER LOANS	Term Loans by Year of Origination						Revolving	Converted	Total
Indirect home improvement	2025	2024	2023	2022	2021	Prior	Loans	to Term	Loans
Pass	$111,727	$67,451	$100,504	$131,844	$58,058	$52,002	$—	$—	$521,586
Substandard	434	792	1,011	1,124	323	572	—	—	4,256
Total indirect home improvement	112,161	68,243	101,515	132,968	58,381	52,574	—	—	525,842
Indirect home improvement gross charge-offs	261	1,763	1,647	2,025	884	753	—	—	7,333
Marine
Pass	7,619	10,210	9,647	17,126	7,366	15,693	—	—	67,661
Substandard	—	—	5	111	94	244	—	—	454
Total marine	7,619	10,210	9,652	17,237	7,460	15,937	—	—	68,115
Marine gross charge-offs	—	63	42	—	11	101	—	—	217
Other consumer
Pass	255	94	37	88	6	108	2,439	—	3,027
Substandard	—	—	—	1	—	—	1	—	2
Total other consumer	255	94	37	89	6	108	2,440	—	3,029
Other consumer gross charge-offs	—	6	—	—	2	56	117	—	181
Total consumer loans	$120,035	$78,547	$111,204	$150,294	$65,847	$68,619	$2,440	$—	$596,986
Total consumer loans gross charge-offs	$261	$1,832	$1,689	$2,025	$897	$910	$117	$—	$7,731

	December 31, 2025
								Revolving
COMMERCIAL								Loans
BUSINESS LOANS	Term Loans by Year of Origination						Revolving	Converted	Total
C&I	2025	2024	2023	2022	2021	Prior	Loans	to Term	Loans
Pass	$48,052	$55,033	$18,762	$12,437	$12,048	$11,105	$123,306	$2,121	$282,864
Watch	—	—	—	—	1,017	—	6,303	16	7,336
Special mention	—	—	5,000	—	—	1,391	648	—	7,039
Substandard	191	—	84	—	1,592	1,199	806	—	3,872
Total C&I	48,243	55,033	23,846	12,437	14,657	13,695	131,063	2,137	301,111
C&I gross charge-offs	—	—	—	—	433	—	—	—	433
Warehouse lending
Pass	—	—	—	—	—	—	28,177	—	28,177
Special mention	—	—	—	—	—	—	3	—	3
Total warehouse lending	—	—	—	—	—	—	28,180	—	28,180
Total commercial business loans	$48,243	$55,033	$23,846	$12,437	$14,657	$13,695	$159,243	$2,137	$329,291
Total commercial business loans gross charge-offs	$—	$—	$—	$—	$433	$—	$—	$—	$433

TOTAL LOANS RECEIVABLE, GROSS
Pass	$567,130	$328,624	$297,728	$439,285	$317,877	$399,146	$226,777	$3,098	$2,579,665
Watch	142	600	4,084	6,877	15,154	4,438	6,303	16	37,614
Special mention	—	—	5,000	1,354	—	3,504	651	—	10,509
Substandard	625	792	4,834	10,472	2,009	7,472	1,117	—	27,321
Total loans receivable, gross	$567,897	$330,016	$311,646	$457,988	$335,040	$414,560	$234,848	$3,114	$2,655,109
Total gross charge-offs	$261	$1,832	$1,689	$4,325	$1,330	$910	$117	$—	$10,464

The following table presents the amortized cost basis of loans on nonaccrual status as of the dates indicated:

	June 30, 2026			December 31, 2025
	Nonaccrual with	Nonaccrual with	Total	Nonaccrual with	Nonaccrual with	Total
CRE LOANS	No ACL	ACL	Nonaccrual	No ACL	ACL	Nonaccrual
CRE owner occupied	$614	$—	$614	$2,049	$—	$2,049
Commercial and speculative construction and development	7,164	—	7,164	—	9,236	9,236
	7,778	—	7,778	2,049	9,236	11,285

RESIDENTIAL REAL ESTATE LOANS
One-to-four-family	1,973	—	1,973	1,778	—	1,778
Home equity	472	—	472	390	—	390
	2,445	—	2,445	2,168	—	2,168

CONSUMER LOANS
Indirect home improvement	—	4,799	4,799	—	4,256	4,256
Marine	—	606	606	—	454	454
Other consumer	—	19	19	—	2	2
	—	5,424	5,424	—	4,712	4,712
COMMERCIAL BUSINESS LOANS
C&I	—	—	—	415	165	580
Total	$10,223	$5,424	$15,647	$4,632	$14,113	$18,745

The Company recognized interest income on a cash basis for nonaccrual loans of $142,000 and $140,000 during the three months ended  June 30, 2026 and 2025, and $274,000 and $245,000 during the six months ended  June 30, 2026 and 2025, respectively.

The following table presents the amortized cost basis of collateral dependent loans by class of loans as of the dates indicated:

	June 30, 2026				December 31, 2025
		Residential	Other			Residential	Other
		Real	Non-Real			Real	Non-Real
CRE LOANS	CRE	Estate	Estate	Total	CRE	Estate	Estate	Total
CRE owner occupied	$614	$—	$—	$614	$2,049	$—	$—	$2,049
Commercial and speculative construction and development	7,164	—	—	7,164	9,236	—		9,236
	7,778	—	—	7,778	11,285	—	—	11,285

RESIDENTIAL REAL ESTATE LOANS
One-to-four-family	—	1,973	—	1,973	—	1,778	—	1,778
Home equity	—	472	—	472	—	390	—	390
	—	2,445	—	2,445	—	2,168	—	2,168

CONSUMER LOANS
Indirect home improvement	—	—	4,799	4,799	—	—	4,256	4,256
Marine	—	—	606	606	—	—	454	454
	—	—	5,405	5,405	—	—	4,710	4,710
COMMERCIAL BUSINESS LOANS
C&I	—	—	—	—	—	—	398	398
Total	$7,778	$2,445	$5,405	$15,628	$11,285	$2,168	$5,108	$18,561

NOTE 4 – MORTGAGE SERVICING RIGHTS

Loans serviced for others are not included on the Consolidated Balance Sheets. The unpaid principal balance of residential mortgage loans serviced for others was $1.71 billion and $1.67 billion at  June 30, 2026 and  December 31, 2025, respectively. Custodial escrow balances maintained in connection with loans serviced for others were $12.1 million and $10.9 million at  June 30, 2026 and  December 31, 2025, respectively.

The following table summarizes MSRs activity at or for the dates indicated:

	At or For the Three Months Ended
	June 30,
	2026	2025
Beginning balance, at the lower of cost or fair value	$8,676	$8,926
Additions	949	424
MSRs amortized	(717)	(660)
Recovery of MSRs	4	(38)
Ending balance, at the lower of cost or fair value	$8,912	$8,652

	At or For the Six Months Ended
	June 30,
	2026	2025
Beginning balance, at the lower of cost or fair value	$8,608	$9,204
Additions	1,815	732
MSRs amortized	(1,570)	(1,255)
Recovery (impairment) of MSRs	59	(29)
Ending balance, at the lower of cost or fair value	$8,912	$8,652

The fair value of the MSRs assets was $23.2 million and $21.8 million at  June 30, 2026 and  December 31, 2025, respectively.  Fair value adjustments to MSRs are mainly due to market-based assumptions associated with discounted cash flows, loan prepayment speeds, and changes in interest rates.  A significant change in prepayments of the loans in the MSRs portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of MSRs.

Key economic assumptions used in estimating the current fair value of single-family MSRs are presented in the table below. The table also presents the sensitivity of the fair value of the MSR portfolio to adverse changes in key valuation assumptions. Two sets of sensitivities are provided: (i) prepayment sensitivity, reflecting the impact of 10% and 20% adverse changes in prepayment speeds while holding the discount rate constant; and (ii) discount rate sensitivity, reflecting the impact of 10% and 20% adverse changes in the discount rate while holding the prepayment assumption constant.

	June 30,	December 31,
	2026	2025
Aggregate portfolio principal balance	$1,706,939	$1,673,501
Weighted average rate of loans in MSRs portfolio	4.5%	4.4%
Fair value MSRs	$23,202	$21,800
Weighted average life in years	7.9	7.7
Weighted average constant prepayment rate	7.9%	8.5%
Decline in fair value from 10% adverse change (prepayment)	$761	$736
Decline in fair value from 20% adverse change (prepayment)	$1,185	$1,253
Effective discount rate	9.1%	9.1%
Decline in fair value from 10% adverse change (discount rate)	$970	$899
Decline in fair value from 20% adverse change (discount rate)	$1,868	$1,730

These sensitivities are hypothetical and should be used with caution, as the table above demonstrates that the estimated fair value of MSRs is highly sensitive to changes in key assumptions. For example, actual prepayment experience may differ and any difference may have a material effect on the fair value of MSRs. Changes in fair value resulting from changes in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, in this table, the effects of a variation in a particular assumption on the fair value of MSRs are calculated without changing any other assumption; in reality, changes in one factor may be associated with changes in another (for example, decreases in market interest rates may provide an incentive to refinance, however, this may also indicate a slowing economy and an increase in the unemployment rate, which reduces the number of borrowers who qualify for refinancing), which may magnify or counteract the sensitivities. Thus, any measurement of the fair value of MSRs is limited by the conditions existing and assumptions made at a particular point in time. Those assumptions may not be appropriate if they are applied to a different time.

The Company recorded $1.1 million for gross contractually specified servicing fees, late fees, and other ancillary fees resulting from servicing of loans for both the three months ended  June 30, 2026 and 2025, and $2.3 million and $2.2 million for the six months ended  June 30, 2026 and 2025, respectively. The related income, net of amortization of MSRs, is reported in “Service charges and fee income” on the Consolidated Statements of Income.

NOTE 5 – DERIVATIVES

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and through the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which is affected by changes in interest rates.

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

Mortgage Banking Derivatives Not Designated as Hedges

The Company regularly enters into commitments to originate and sell loans held for sale. The Company has exposure to movements in interest rates associated with written interest rate lock commitments with potential borrowers to originate one-to-four-family loans that are intended to be sold and closed one-to-four-family mortgage loans held for sale for which the fair value option has been elected and that are awaiting sale and delivery into the secondary market. The Company economically hedges the risk of changing interest rates associated with these mortgage loan commitments by entering into forward sales contracts to sell one-to-four-family mortgage loans or into contracts to sell forward To-Be-Announced (“TBA”) mortgage-backed securities. These commitments and contracts are considered derivatives but have not been designated as hedging instruments for reporting purposes under U.S. GAAP. Rather, they are accounted for as free-standing derivatives, or economic hedges, with changes in the fair value of the derivatives reported in noninterest income or noninterest expense. The Bank recognizes all derivative instruments as either “Other assets” or “Other liabilities” on the Consolidated Balance Sheets and measures those instruments at fair value.

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

Cash Flow Hedges

The Company has entered into interest rate swaps to reduce its exposure to variability in interest-related cash outflows attributable to changes in forecasted Secured Overnight Financing Rate (“SOFR”) based brokered deposits. These derivative instruments are designated as cash flow hedges. The hedged item is the SOFR portion of a series of future adjustable-rate borrowings and deposits over the term of the interest rate swap. The Company tests for hedging effectiveness on a quarterly basis. The accumulated other comprehensive income or loss is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company has not recorded any hedge ineffectiveness since the inception of the hedges.

The Company expects that approximately $982,000 will be reclassified from accumulated other comprehensive loss as a decrease to interest expense over the next 12 months related to these cash flow hedges.

Fair Value Hedges

The Company is exposed to changes in the fair value of certain pools of prepayable fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate, SOFR. Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. For derivatives that are designated as and that qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.

The following amounts were recorded on the balance sheet related to cumulative-basis adjustment for fair value hedges for the dates indicated:

Line item in the Consolidated Balance Sheets in which the hedged item is included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
June 30, 2026
Investment securities (1)	$57,050	$2,950
Total	$57,050	$2,950

December 31, 2025
Investment securities (1)	$57,869	$2,131
Total	$57,869	$2,131

(1)

These amounts include the amortized cost basis of closed portfolios used in designated hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At  June 30, 2026, the amortized cost basis of the closed portfolios used in these hedging relationships was $175.9 million; the cumulative basis adjustments associated with these hedging relationships was $3.0 million; and the amount of the designated hedged items was $60.0 million.  At  December 31, 2025, the amortized cost basis of the closed portfolios used in these hedging relationships was $179.4 million; the cumulative basis adjustment associated with these hedging relationships was a loss of $2.1 million; and the amount of the designated hedged items was $60.0 million.

The following tables summarize the Company’s derivative instruments at the dates indicated. The Company recognizes derivative assets and liabilities in “Other assets” and “Other liabilities,” respectively, on the Consolidated Balance Sheets, as follows:

	June 30, 2026
		Fair Value
Cash flow and fair value hedges:	Notional	Asset	Liability
Interest rate swaps	$285,000	$4,362	$—
Non-hedging derivatives:
Fallout adjusted interest rate lock commitments with customers	37,869	616	—
Mandatory and best effort forward commitments with investors	12,590	7	—
Forward TBA mortgage-backed securities	45,000	—	39
Interest rate swaps – customer swap positions	627	—	49
Interest rate swaps – dealer offsets to customer swap positions	627	49	—

	December 31, 2025
		Fair Value
Cash flow and fair value hedges:	Notional	Asset	Liability
Interest rate swaps	$300,000	$1,894	$656
Non-hedging derivatives:
Fallout adjusted interest rate lock commitments with customers	25,468	241	—
Mandatory and best effort forward commitments with investors	8,985	8	—
Forward TBA mortgage-backed securities	56,000	—	146
Interest rate swaps – customer swap positions	627	—	36
Interest rate swaps – dealer offsets to customer swap positions	627	36	—

The following table summarizes the effect of fair value and cash flow hedge accounting on the Consolidated Statements of Income for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026		2025
	Interest Expense Deposits and Borrowings	Interest Income Securities	Interest Expense Deposits and Borrowings	Interest Income Securities
Total amounts presented on the Consolidated Statements of Income	$16,105	$3,460	$16,105	$3,665
Net gains (losses) on fair value hedging relationships:
Interest rate swaps – securities
Recognized on hedged items	$—	$(557)	$—	$1,548
Recognized on derivatives designated as hedging instruments	—	557	—	(1,548)
Net interest income recognized on cash flows of derivatives designated as hedging instruments	—	163	—	245
Net income recognized on fair value hedges	$—	$163	$—	$245
Net gain on cash flow hedging relationships:
Interest rate swaps – brokered deposits and borrowings
Realized gains, pre-tax, reclassified from accumulated other comprehensive loss into net income	$54	$—	$711	$—
Net income recognized on cash flow hedges	$54	$—	$711	$—

	Six Months Ended June 30,
	2026		2025
	Interest		Interest
	Expense	Interest	Expense	Interest
	Deposits and	Income	Deposits and	Income
	Borrowings	Securities	Borrowings	Securities
Total amounts presented on the Consolidated Statements of Income	$32,202	$6,781	$31,426	$7,150
Net gains (losses) on fair value hedging relationships:
Interest rate swaps – securities
Recognized on hedged items	$—	$(819)	$—	$1,940
Recognized on derivatives designated as hedging instruments	—	819	—	(1,940)
Net interest income recognized on cash flows of derivatives designated as hedging instruments	—	327	—	542
Net income recognized on fair value hedges	$—	$327	$—	$542
Net gain on cash flow hedging relationships:
Interest rate swaps – brokered deposits and borrowings
Realized gains, pre-tax, reclassified from accumulated other comprehensive loss into net income	$127	$—	$1,285	$—
Net income recognized on cash flow hedges	$127	$—	$1,285	$—

Changes in the fair value of non-hedging derivatives were recorded in “Gain on sale of loans” on the Consolidated Statements of Income as net losses of $63,000 and net gains of $197,000 for the three months ended  June 30, 2026 and 2025, and net gains of $356,000 and $269,000 for the six months ended  June 30, 2026 and 2025, respectively.

The following tables present a summary of amounts outstanding in derivative financial instruments, including those entered into in connection with the same counterparty under master netting agreements at the dates indicated. While these agreements are typically over-collateralized, GAAP requires disclosures in these tables to limit the amount of such collateral recognized for disclosure purposes to the amount of the related asset or liability for each counterparty.

		Gross Amounts	Net Amounts of Assets	Gross Amounts Not Offset
	Gross Amounts	Offset in the	Presented in the	in the Consolidated Balance Sheets
	of Recognized	Consolidated	Consolidated	Financial	Cash Collateral
Offsetting of derivative assets	Assets	Balance Sheets	Balance Sheets	Instruments	Received	Net Amount
At June 30, 2026
Interest rate swaps	$4,536	$125	$4,411	$—	$—	$4,411

At December 31, 2025
Interest rate swaps	$2,269	$339	$1,930	$—	$—	$1,930

Net Amounts of
		Gross Amounts	Liabilities	Gross Amounts Not Offset
	Gross Amounts	Offset in the	Presented in the	in the Consolidated Balance Sheets
	of Recognized	Consolidated	Consolidated	Financial	Cash Collateral
Offsetting of derivative liabilities	Liabilities	Balance Sheets	Balance Sheets	Instruments	Posted	Net Amount
At June 30, 2026
Interest rate swaps	$—	$—	$—	$—	$—	$—

At December 31, 2025
Interest rate swaps	$679	$23	$656	$—	$680	$—

Credit Risk–Related Contingent Features

The Company has derivative contracts with its derivative counterparties that contain a provision to post collateral to the counterparties when these contracts are in a net liability position.  At  June 30, 2026, the Company had no collateral posted due to this provision.  Receivables related to cash collateral that has been paid to counterparties are included in “Cash and cash equivalents” on the Consolidated Balance Sheets.  In certain cases, the Company will have posted excess collateral compared to total exposure due to initial margin requirements or day-to-day rate volatility.

NOTE 6 – LEASES

The Company has operating leases for retail bank and home lending branches, loan production offices, and certain equipment.  At  June 30, 2026, these leases have remaining terms ranging from three months to nine years and one month, with some including options to extend for up to five years.

The components of lease cost (included in occupancy expense on the Consolidated Statements of Income) for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30,
Lease cost:	2026	2025
Operating lease cost	$367	$496
Short-term lease cost	3	8
Total lease cost	$370	$504

	For the Six Months Ended June 30,
Lease cost:	2026	2025
Operating lease cost	$731	$964
Short-term lease cost	10	15
Total lease cost	$741	$979

The following table provides supplemental information related to operating leases at or for the three and six months ended June 30, 2026 and 2025:

	At or For the Three months Ended June 30,
Cash paid for amounts included in the measurement of lease liabilities:	2026	2025
Operating cash flows from operating leases	$370	$505
Weighted average remaining lease term- operating leases (in years)	5.9	4.7
Weighted average discount rate- operating leases	4.33%	3.69%

	At or For the Six Months Ended June 30,
Cash paid for amounts included in the measurement of lease liabilities:	2026	2025
Operating cash flows from operating leases	$742	$988
Weighted average remaining lease term- operating leases (in years)	5.9	4.7
Weighted average discount rate- operating leases	4.33%	3.69%

The Company’s leases typically do not contain a discount rate implicit in the lease contract.  As an alternative, the discount rate used in determining the lease liability for each individual lease was the FHLB of Des Moines’ fixed advance rate.

Maturities of operating lease liabilities at  June 30, 2026 for future periods are as follows:

Remainder of 2026	$726
2027	1,357
2028	1,107
2029	961
2030	696
Thereafter	3,211
Total lease payments	8,058
Less imputed interest	(1,305)
Total	$6,753

NOTE 7 – DEPOSITS

Deposits are summarized as follows at the dates indicated:

	June 30,	December 31,
	2026	2025
Noninterest-bearing checking	$629,799	$647,197
Interest-bearing checking (1)	296,988	335,449
Savings	173,091	164,056
Money market (2)	379,860	385,618
Certificates of deposit less than $100,000 (3)	348,577	512,808
Certificates of deposit of $100,000 through $250,000	448,207	452,666
Certificates of deposit greater than $250,000	160,303	164,922
Escrow accounts related to mortgages serviced (4)	12,057	10,926
Total	$2,448,882	$2,673,642

(1)	Includes $87.2 million and $140.2 million of brokered deposits at June 30, 2026 and December 31, 2025, respectively.
(2)	Includes $4.0 million and $20.3 million of brokered deposits at June 30, 2026 and December 31, 2025, respectively.
(3)	Includes $35.1 million and $202.1 million of brokered deposits at June 30, 2026 and December 31, 2025, respectively.
(4)	Noninterest-bearing accounts.

Scheduled maturities of time deposits at  June 30, 2026, for future periods ending are as follows:

Maturing in 2026	$661,226
Maturing in 2027	264,499
Maturing in 2028	15,578
Maturing in 2029	13,208
Maturing in 2030 and thereafter	2,576
Total	$957,087

Interest expense by deposit category for the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest-bearing checking	$1,994	$855	$4,299	$1,566
Savings and money market	2,364	2,045	4,682	3,970
Certificates of deposit	9,550	11,620	19,640	22,042
Total	$13,908	$14,520	$28,621	$27,578

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

The following table provides a summary of the Company’s commitments at the dates indicated:

COMMITMENTS TO EXTEND CREDIT	June 30,	December 31,
CRE LOANS	2026	2025
CRE	$2,001	$2,204
Commercial and speculative construction and development	177,496	198,176
Multi-family	6,397	6,676
Total CRE loans	185,894	207,056
RESIDENTIAL REAL ESTATE LOANS
One-to-four-family (including loans held for sale)	61,421	28,977
Home equity	104,921	100,071
Residential custom construction	38,036	37,213
Total residential real estate loans	204,378	166,261
CONSUMER LOANS	30,114	29,646
COMMERCIAL BUSINESS LOANS
C&I	190,188	160,277
Warehouse lending	73,089	42,145
Total commercial business loans	263,277	202,422
Total commitments to extend credit	$683,663	$605,385

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

Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements represent potential future extensions of credit to existing customers. These commitments generally do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed. The Company maintains an ACL – unfunded loan commitments for all arrangements that are not unconditionally cancellable, consistent with the Company's CECL methodology.  The ACL on unfunded loan commitments is recorded within “Other liabilities” on the Consolidated Balance Sheets.  The Company's ACL on unfunded loan commitments at  June 30, 2026 and  December 31, 2025, was $1.7 million and $1.8 million, respectively. The Company recorded a provision for credit losses – unfunded loan commitments of $82,000 and a recovery of $39,000 for the three and six months ended June 30, 2026, respectively, as compared to provisions of $151,000 and $217,000 for the three and six months ended June 30, 2025. The decrease in provision for the three and six months ended June 30, 2026, was primarily attributable to a decrease in commercial and speculative construction and development loan commitments.

A portion of the one-to-four-family commitments included in the table above is accounted for as fair value derivatives and do not carry an associated reserve.  The Company's derivative positions are presented with the discussion in “Note 5 – Derivatives.”

The Company also sells one-to-four-family loans to the FHLB of Des Moines under agreements that require a limited level of recourse in the event of borrower default. Under the recourse structure, losses on defaulted loans are first absorbed by a first loss account (“FLA”) established by the FHLB of Des Moines, and thereafter by a credit enhancement (“CE”) obligation required of the Bank.  The FLA and CE obligation function as sequential layers of credit protection for the FHLB of Des Moines on the sold loan portfolio. As of  June 30, 2026, the outstanding unpaid principal balance of loans sold to the FHLB of Des Moines was $8.1 million. The FLA balance was $581,000 and the CE obligation balance was $302,000 at that date. Management has established a loss reserve holdback equal to 10% of the outstanding CE obligation, or $30,000, based on management's analysis of historical loss experience and additional market factors. This holdback is included in the Company’s broader reserve for off-balance sheet credit exposures related to loans sold. At both  June 30, 2026 and  December 31, 2025, there were no loans sold to the FHLB of Des Moines with contractual payments greater than 30 days past due.

Contingent liabilities for loans held for sale – In the ordinary course of business, loans are sold with limited recourse against the Company and may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payoff, early payment defaults, breach of representation or warranty, servicing errors, and/or fraud. When a loan sold to an investor with limited recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. The Company has recorded a holdback reserve of $599,000 and $1.8 million to cover loss exposure related to these guarantees for one-to-four-family loans sold into the secondary market at  June 30, 2026 and  December 31, 2025, respectively, which is included in “Other liabilities” on the Consolidated Balance Sheets.

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

As a result of the nature of our activities, the Company is subject to various pending and threatened legal actions, which arise in the ordinary course of business. From time to time, subordination liens may create litigation that requires the Company to defend its lien rights. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on the Company's financial position. The Company had no material pending legal actions at  June 30, 2026.

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

The following methods were used to estimate the fair value of certain assets and liabilities on a recurring and nonrecurring basis:

Securities – The fair value of securities available-for-sale is recorded on a recurring basis. The fair value of investments and mortgage-backed securities is provided by a third-party pricing service. These valuations are based on market data using pricing models that vary by asset class and incorporate available current trade, bid, and other market information, and for structured securities, cash flow, and loan performance data. The pricing processes utilize benchmark curves, benchmarking of similar securities, sector groupings, and matrix pricing. Option adjusted spread models are also used to assess the impact of changes in interest rates and to develop prepayment scenarios (Level 2). Transfers between the fair value hierarchy are determined by the third-party service provider, which, from time to time, will transfer securities between levels based on market conditions. All models and processes used consider market convention.

Mortgage Loans Held for Sale – The fair value of loans held for sale reflects the value of commitments with investors and/or the relative price as delivered into a TBA mortgage-backed security (Level 2).

Loans Receivable – Certain residential mortgage loans were initially originated for sale with the fair value option elected; after origination, these loans were transferred to loans held for investment. As of both  June 30, 2026 and  December 31, 2025, there were $13.2 million in residential mortgage loans recorded at fair value as they were previously transferred from held for sale, at fair value to loans held for investment. The aggregate unpaid principal balance of these loans was $13.8 million as of both  June 30, 2026 and  December 31, 2025. Gains and losses from changes in fair value for these loans are reported in earnings as a component of “Other noninterest income” on the Consolidated Statements of Income. For the three months ended  June 30, 2026, the Company recorded a net increase in fair value of $45,000, as compared to a net increase in fair value of $3,000, for the three months ended  June 30, 2025. For the six months ended  June 30, 2026 and 2025, the Company recorded a net decrease in fair value of $56,000 and net increase of $266,000, respectively.  For loans originated as held for sale and transferred into loans held for investment, the fair value is determined based on quoted secondary market prices for similar loans (Level 2).

Derivative Instruments – Fair values for derivative assets and liabilities are measured on a recurring basis. The primary use of derivative instruments is related to the mortgage banking activities of the Company. The fair value of the interest rate lock commitments and forward sales commitments is estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-though rate assumptions based on historical information, where appropriate. TBA mortgage-backed securities are fair valued based on similar contracts in active markets (Level 2), while locks and forwards with customers and investors are fair valued using similar contracts in the market and changes in market interest rates (Level 2 and Level 3). Derivative instruments not related to mortgage banking activities include interest rate swap agreements. The fair values of interest rate swap agreements are based on valuation models using observable market data as of the measurement date (Level 2). The Company’s derivatives are traded in an over-the-counter market where quoted market prices are not always available. Therefore, the fair values of derivatives are determined using quantitative models that utilize multiple market inputs. The inputs will vary based on the type of derivative, but could include interest rates, prices, and indices to generate continuous yield or pricing curves, prepayment rates, and volatility factors to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including market transactions and third-party pricing services. The fair values of all interest rate swaps are determined from third-party pricing services without adjustment.

Collateral-Dependent Loans – Expected credit losses on collateral dependent loans are measured based on the fair value of collateral as of the reporting date, less estimated selling costs, as applicable.  If the fair value of the collateral is less than the amortized cost basis of the loan, the Company will recognize an allowance equal to the difference between the fair value of the collateral, less costs to sell (if applicable), and the amortized cost basis of the loan. If the fair value of the collateral exceeds the amortized cost basis of the loan, any expected recovery added to the amortized cost basis is limited to the amount previously charged off.  Subsequent changes in expected credit losses on collateral-dependent loans are included within the provision for credit losses, either as an additional provision or as a reduction of the provision that would otherwise be reported (Level 3).

Mortgage Servicing Rights – The fair value of MSRs is estimated using net present value of expected cash flows from a third-party model that incorporates assumptions used in the industry to value such rights, adjusted for factors such as weighted average prepayment speeds based on historical information where appropriate (Level 3).

The following tables present securities available-for-sale, mortgage loans held for sale, loans receivable, at fair value, and derivative assets and liabilities measured at fair value on a recurring basis at the dates indicated:

Financial Assets	At June 30, 2026
Securities available-for-sale:	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$18,032	$—	$18,032
Corporate securities	—	15,498	—	15,498
Municipal bonds	—	70,120	—	70,120
Mortgage-backed securities	—	156,758	—	156,758
Asset-backed securities	—	9,052	—	9,052
Mortgage loans held for sale, at fair value	—	30,548	—	30,548
Loans receivable, at fair value	—	13,159	—	13,159
Derivatives:
Mandatory and best effort forward commitments with investors	—	—	7	7
Interest rate lock commitments with customers	—	—	616	616
Interest rate swaps - cash flow and fair value hedges	—	4,362	—	4,362
Interest rate swaps - dealer offsets to customer swap positions	—	49	—	49
Total assets measured at fair value	$—	$317,578	$623	$318,201
Financial Liabilities
Derivatives:
Interest rate swaps - customer swap positions	$—	$(49)	$—	$(49)
Forward TBA mortgage-backed securities	—	(39)	—	(39)
Total liabilities measured at fair value	$—	$(88)	$—	$(88)

Financial Assets	At December 31, 2025
Securities available-for-sale:	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$18,127	$—	$18,127
Corporate securities	—	15,386	—	15,386
Municipal bonds	—	71,405	—	71,405
Mortgage-backed securities	—	173,567	—	173,567
Asset-backed securities	—	10,182	—	10,182
Mortgage loans held for sale, at fair value	—	43,705	—	43,705
Loans receivable, at fair value	—	13,183	—	13,183
Derivatives:
Mandatory and best effort forward commitments with investors	—	—	8	8
Interest rate lock commitments with customers	—	—	241	241
Interest rate swaps- cash flow and fair value hedges	—	1,894	—	1,894
Interest rate swaps - dealer offsets to customer swap positions	—	36	—	36
Total assets measured at fair value	$—	$347,485	$249	$347,734
Financial Liabilities
Derivatives:
Interest rate swaps - cash flow and fair value hedges	—	(36)	—	(36)
Interest rate swaps - customer swap positions	$—	$(656)	$—	$(656)
Forward TBA mortgage-backed securities	—	(146)	—	(146)
Total liabilities measured at fair value	$—	$(838)	$—	$(838)

The following tables present financial assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy at  June 30, 2026 and  December 31, 2025. Level 3 assets recorded at fair value on a nonrecurring basis included loans for which a partial charge-off was recorded based on the estimated fair value of the underlying collateral.

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Collateral dependent loans	$—	$—	$7,164	$7,164
MSRs	—	—	23,202	23,202

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Collateral dependent loans	$—	$—	$9,236	$9,236
MSRs	—	—	21,800	21,800

Quantitative Information about Level 3 Fair Value Measurements – Shown in the table below is the fair value of financial instruments measured under a Level 3 unobservable input on a recurring and nonrecurring basis at the dates indicated:

Level 3		Significant		Weighted Average Input
Fair Value	Valuation	Unobservable		June 30,	December 31,
Instruments	Techniques	Inputs	Range	2026	2025
RECURRING
Interest rate lock commitments with customers	Quoted market prices	Pull-through expectations	80% - 99%	94.0%	93.7%
Individual forward sale commitments with investors	Quoted market prices	Pull-through expectations	80% - 99%	94.0%	93.7%
NONRECURRING
Collateral dependent loans	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 25%	15.0%	—%
MSRs	Industry sources	Prepayment speeds	0% - 50%	7.9%	8.5%

The pull-through expectation is based on historical loan closing rates for similar interest rate lock commitments. An increase or decrease in the pull-through expectation would have a corresponding positive or negative fair value adjustment.

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the dates indicated:

		Purchases			Net change in	Net change in
Three Months Ended	Beginning	and	Sales and	Ending	fair value for	fair value for
June 30, 2026	Balance	Issuances	Settlements	Balance	gains/(losses) (1)	gains/(losses) (2)
Interest rate lock commitments with customers	$313	$1,626	$(1,323)	$616	$303	$—
Individual forward sale commitments with investors	353	55	(401)	7	(346)	—
June 30, 2025
Interest rate lock commitments with customers	$439	$1,099	$(1,129)	$409	$(30)	$—
Individual forward sale commitments with investors	(60)	(169)	67	(162)	(102)	—

		Purchases			Net change in	Net change in
Six Months Ended	Beginning	and	Sales and	Ending	fair value for	fair value for
June 30, 2026	Balance	Issuances	Settlements	Balance	gains/(losses) (1)	gains/(losses) (2)
Interest rate lock commitments with customers	$241	$3,056	$(2,681)	$616	$375	$—
Individual forward sale commitments with investors	8	494	(495)	7	(1)	—
June 30, 2025
Interest rate lock commitments with customers	$103	$2,240	$(1,934)	$409	$306	$—
Individual forward sale commitments with investors	31	(253)	60	(162)	(193)	—

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

The following table provides estimated fair values of the Company’s financial instruments at the dates indicated, whether recognized at fair value or not on the Consolidated Balance Sheets:

	June 30, 2026		December 31, 2025
Financial Assets	Carrying	Fair	Carrying	Fair
Level 1 inputs:	Amount	Value	Amount	Value
Cash and cash equivalents	$29,710	$29,710	$28,219	$28,219
Level 2 inputs:
Securities available-for-sale, at fair value	269,460	269,460	288,667	288,667
Securities held-to-maturity, gross	35,122	35,183	33,501	34,396
Loans held for sale, at fair value	30,548	30,548	43,705	43,705
Loans receivable, at fair value	13,159	13,159	13,183	13,183
Interest rate swaps - cash flow and fair value hedges	4,362	4,362	1,894	1,894
Interest rate swaps - dealer offsets to customer swap positions	49	49	36	36
Level 3 inputs:
Loans receivable, gross	2,646,998	2,592,028	2,641,926	2,578,744
MSRs, held at lower of cost or fair value	8,912	23,202	8,608	21,800
Mandatory and best effort forward commitments with investors	7	7	8	8
Fair value interest rate locks with customers	616	616	241	241
Financial Liabilities
Level 2 inputs:
Time deposits	957,087	953,560	1,130,396	1,129,892
Borrowings	324,500	321,465	129,305	128,360
Subordinated notes, excluding unamortized debt issuance costs	50,000	49,241	50,000	48,856
Interest rate swaps - cash flow and fair value hedges	—	—	656	656
Forward TBA mortgage-backed securities	39	39	146	146
Interest rate swaps - customer swap positions	49	49	36	36

NOTE 10 – EARNINGS PER SHARE

The Company computes earnings per share using the two-class method, which is an earnings allocation method for computing earnings per share that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders. Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Unvested share-based awards containing non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the Company.

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share at or for the dates indicated:

	At or For the Three Months Ended June 30,		At or For the Six Months Ended June 30,
Numerator:	2026	2025	2026	2025
Net income	$7,936	$7,728	$15,766	$15,749
Dividends and undistributed earnings allocated to participating securities	(140)	(133)	(278)	(319)
Net income available to common shareholders	$7,796	$7,595	$15,488	$15,430
Denominator (shown as actual):
Basic weighted average common shares outstanding	7,340,326	7,580,576	7,332,458	7,637,958
Dilutive shares	142,873	117,597	135,960	113,928
Diluted weighted average common shares outstanding	7,483,199	7,698,173	7,468,418	7,751,886
Basic earnings per share	$1.06	$1.00	$2.11	$2.02
Diluted earnings per share	$1.04	$0.99	$2.07	$1.99
Potentially dilutive weighted average share options that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive.	44,968	—	48,225	—

NOTE 11 – STOCK-BASED COMPENSATION

Stock Options and Restricted Stock

On May 21, 2026, the shareholders of FS Bancorp approved the FS Bancorp, Inc. 2026 Equity Incentive Plan (the “2026 Plan”) which authorized the issuance of up to 315,000 shares of the Company's common stock. The 2026 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards (“RSAs”), and restricted stock units to directors, officers, employees, and other eligible service providers of the Company. At June 30, 2026, no awards had been granted under the 2026 Plan and 315,000 shares remained available for future grants.

On May 17, 2018, the shareholders of FS Bancorp approved the FS Bancorp 2018 Equity Incentive Plan (the “2018 Plan”) which authorized 1.3 million shares of the Company’s common stock to be awarded. The 2018 Plan provides for the grant of incentive stock options, nonqualified stock options, and up to 326,000 shares as RSAs to directors, emeritus directors, officers, employees and advisory directors of the Company. At  June 30, 2026, there were 52,060 stock option awards and 500 RSAs available for future grants under the 2018 Plan.

Total share-based compensation expense was $643,000 and $1.3 million for the three and six months ended  June 30, 2026, and $526,000 and $1.0 million for the three and six months ended  June 30, 2025, respectively.

Stock-based compensation awards are settled by issuing new shares from the Company's pool of authorized but unissued common stock, rather than previously repurchased treasury shares.

Stock Options

The 2026 Plan and 2018 Plan provide for the grant of stock option awards that may be designated as either incentive stock options or nonqualified stock options. Stock option awards generally vest over a one-year period for non-employee directors and over a four- or five-year period for employees and officers, with annual vesting in equal installments on the anniversary date of each grant date, provided the award recipient remains in continuous service with the Company.  Options become exercisable after vesting and remain exercisable for the remaining term of the original grant, subject to a maximum term of 10 years. Any unexercised stock options expire 10 years after the grant date, or earlier upon the termination of the recipient's service with the Company or the Bank.

The fair value of each stock option award is estimated on the grant date using a Black-Scholes option pricing model, which incorporates the following assumptions.  The dividend yield is based on the current quarterly dividend in effect at the time of the grant. The historical volatility of the Company's stock price over a specified period of time is used for the expected volatility.  The Company bases the risk-free interest rate on the comparable U.S. Treasury rate in effect on the grant date for the expected term of the option. The Company elected to use the simplified expected term calculation method permitted by Staff Accounting Bulletin No. 107 for “Share-Based Payments” to calculate the expected term. This method uses the vesting term of an option along with the contractual term, setting the expected life at 5.5 years for one-year vesting, 6.25 years for four-year vesting, and 6.5 years for five-year vesting.

The following table presents a summary of the Company’s stock option awards during the dates indicated (shown as actual):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term In Years	Aggregate Value
Outstanding at January 1, 2026	658,623	$33.47	6.63	$5,134,992
Granted	—	—	—	—
Less exercised	14,560	30.76	—	169,447
Outstanding at June 30, 2026	644,063	$33.53	6.18	$6,358,883

Expected to vest, assuming a 0.31% annual forfeiture rate at, June 30, 2026 (1)	287,175	$37.59	8.05	$1,668,406

Exercisable at June 30, 2026	356,888	$30.26	4.68	$4,690,477

(1)	Forfeiture rate has been calculated and estimated, based on historical employment data, to assume a forfeiture of 3.1% of the options over 10 years.

At  June 30, 2026, there was $2.2 million of total unrecognized compensation cost related to nonvested stock options granted under the 2018 Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 2.8 years.

Restricted Stock Awards

The fair value of RSAs is equal to the market price of FS Bancorp’s common stock on the grant date. Compensation expense is recognized over the vesting period of the awards based on the fair value of the restricted stock. Shares granted under the 2026 Plan and the 2018 Plan generally vest over a four- or five-year period for employees and officers, beginning on the grant date, and over a one-year period for non-employee directors, with vesting occurring at the end of the one-year period.  Any nonvested RSAs are forfeited upon the award recipient’s termination of service with the Company or the Bank.

The following table presents a summary of the Company’s nonvested awards during the dates indicated (shown as actual):

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value Per Share
Nonvested at January 1, 2026	102,971	$37.73
Granted	—	—
Less vested	—	—
Nonvested at June 30, 2026	102,971	$37.73

At  June 30, 2026, there was $2.6 million of total unrecognized compensation cost related to nonvested shares granted under the 2018 Plan as RSAs. The cost is expected to be recognized over the remaining weighted-average vesting period of 2.8 years.

NOTE 12 – REGULATORY CAPITAL

The Bank is subject to various regulatory capital requirements administered by the Federal Reserve and the FDIC. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines of the regulatory framework for prompt corrective action, the Bank must meet specific capital adequacy guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Under capital adequacy guidelines of the regulatory framework for prompt corrective action, quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to total average assets (as defined in the regulations), and minimum ratios of Tier 1 total capital (as defined in the regulations) and common equity Tier 1 (“CET1”) capital to risk-weighted assets (as defined).

The Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and CET1 capital ratios as set forth in the table below to be categorized as “well capitalized”. At  June 30, 2026, the Bank was categorized as “well capitalized” under applicable regulatory requirements. There were no conditions or events since that date that management believes have changed the Bank’s category. Management believes, at  June 30, 2026, that the Bank met all capital adequacy requirements.

The following tables compare the Bank’s actual capital amounts and ratios to their minimum regulatory capital requirements and well capitalized regulatory capital at the dates indicated:

							To be Well Capitalized
					For Capital		Under Prompt
			For Capital		Adequacy With		Corrective
	Actual		Adequacy Purposes		Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2026
Total risk-based capital (to risk-weighted assets)
Consolidated	$393,122	13.87%	$226,733	8.00%	$297,587	10.50%	N/A	N/A
Bank Only	397,094	14.01%	226,733	8.00%	297,587	10.50%	283,416	10.00%
Tier 1 risk-based capital (to risk-weighted assets)
Consolidated	319,951	11.29%	170,050	6.00%	$240,904	8.50%	N/A	N/A
Bank Only	363,923	12.84%	170,050	6.00%	240,904	8.50%	226,733	8.00%
Tier 1 leverage capital (to average assets)
Consolidated	319,951	10.05%	127,364	4.00%	N/A	N/A	N/A	N/A
Bank Only	363,923	11.43%	127,364	4.00%	N/A	N/A	159,205	5.00%
CET1 capital (to risk-weighted assets)
Consolidated	319,951	11.29%	127,537	4.50%	$198,391	7.00%	N/A	N/A
Bank Only	363,923	12.84%	127,537	4.50%	198,391	7.00%	184,220	6.50%

At December 31, 2025
Total risk-based capital (to risk-weighted assets)
Consolidated	$393,396	14.25%	$220,788	8.00%	$289,785	10.50%	N/A	N/A
Bank Only	385,215	13.96%	220,788	8.00%	289,785	10.50%	275,986	10.00%
Tier 1 risk-based capital (to risk-weighted assets)
Consolidated	309,413	11.21%	165,591	6.00%	234,588	8.50%	N/A	N/A
Bank Only	351,232	12.73%	165,591	6.00%	234,588	8.50%	220,788	8.00%
Tier 1 leverage capital (to average assets)
Consolidated	309,413	9.66%	128,160	4.00%	N/A	N/A	N/A	N/A
Bank Only	351,232	10.96%	128,160	4.00%	N/A	N/A	160,200	5.00%
CET1 capital (to risk-weighted assets)
Consolidated	309,413	11.21%	124,194	4.50%	193,190	7.00%	N/A	N/A
Bank Only	351,232	12.73%	124,194	4.50%	193,190	7.00%	179,391	6.50%

In addition to the minimum CET1, Tier 1, total capital and leverage ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital equal to at least 2.5% of risk-weighted assets above the required minimum capital levels.  Failure to maintain the required buffer could result in limitations on the Bank's ability to pay dividends, repurchase shares, and pay discretionary bonuses, based on specified percentages of eligible retained income.  At  June 30, 2026, the Bank’s capital exceeded the conservation buffer.

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

NOTE 13 – BUSINESS SEGMENTS

The Company’s reportable segments are determined by the Chief Financial Officer (“CFO”), who is the designated chief operating decision maker, or CODM, based upon information provided about the Company's products and services offered, and are primarily distinguished between commercial and consumer banking and home lending.  They are also distinguished by the level of information provided to the CFO, who uses such information to review the performance of various components of the business for each branch and home lending office, which are aggregated if operating performance, products/services, and customers are similar.  The CFO evaluates the financial performance of the Company's business components by evaluating revenue streams, significant expenses, and budget to actual results in assessing the performance of the Company's segments and in the determination of allocating resources.  The CFO uses revenue streams to evaluate product pricing and significant expenses to assess performance of each segment to evaluate compensation of certain employees.  Segment pretax profit or loss is used to assess the performance of the banking segment by monitoring the margin between interest revenue and interest expense.  Segment pretax profit or loss is used to assess the performance of the home lending segment by monitoring the premium received on loans sales.  Loans, investments, and deposits provide the primary sources of revenue in the commercial and consumer banking operations, and servicing fees and loan sales provide the primary sources of revenue in home lending.  Interest expense, provisions for credit losses, and payroll provide the significant expenses in commercial and consumer banking, and cost of loan sales and payroll provide the significant expenses in the home lending segment.  All operations are domestic and the Company has no major customers providing greater than 10% of total segment revenue.  The Company does not have any material intra-entity sales or transfers, aside from certain allocations of interest expense and loan servicing costs from the commercial and consumer banking segment to the home lending segment.

The Company uses various management accounting methodologies to assign certain income statement items to the responsible operating segment, including:

●

a funds transfer pricing (“FTP”) system, which allocates interest income credits and funding charges between the segments, assigning to each segment a funding credit for its liabilities, such as deposits, and a funding charge for its assets;

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

●	an allocation of the Company’s consolidated income taxes which is based on the effective tax rate applied to the segment’s pretax income or loss.

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

Commercial and Consumer Banking Segment

The commercial and consumer banking segment provides diversified financial products and services to our commercial and consumer customers through Bank branches, online banking platforms, mobile banking apps, and telephone banking. These products and services include deposit products; residential, consumer, business and commercial real estate lending portfolios; and cash management services. The Company originates consumer loans, commercial and multi-family real estate loans, construction loans for residential and multi-family construction, and commercial business loans. At  June 30, 2026, the Company’s retail deposit branch network consisted of 28 branches in the Pacific Northwest. This segment is also responsible for the management of the investment portfolio and other assets of the Bank.

Home Lending Segment

The home lending segment originates one-to-four-family residential mortgage loans primarily for sale in the secondary market, as well as loans held for investment. A majority of these mortgage loans are sold to or securitized by FNMA, FHLMC, GNMA, or the FHLB of Des Moines, while the Company generally retains the right to service these loans. Loans originated under the guidelines of the Federal Housing Administration (“FHA”), US Department of Veterans Affairs (“VA”), and United States Department of Agriculture (“USDA”) are generally sold servicing released to a correspondent bank or mortgage company. The Company has the option to sell loans on a servicing-released or servicing-retained basis to securitizers and correspondent lenders. A small percentage of its loans are brokered to other lenders. On occasion, the Company may sell a portion of its MSRs portfolio and may sell small pools of loans initially originated to be held in the loan portfolio. The Company manages the loan funding and the interest rate risk associated with secondary market loan sales and the retained one-to-four-family MSRs within this business segment. One-to-four-family loans originated for investment and held in this segment are allocated to the home lending segment with a corresponding provision expense and FTP charge for cost of funds. Noninterest expense includes allocated overhead expense from general corporate activities. Allocation is determined based on a combination of segment assets and FTEs.

Segment Financial Results

Accounting policies for segments are consistent with those described in “Note 1 – Basis of Presentation and Summary of Significant Accounting Policies.”  Segment performance is evaluated using pretax profit or loss.  Indirect expenses are allocated based on segment assets and FTEs.  Transactions among segments are made at fair value.  Information reported internally for performance assessment by the CFO follows, inclusive of reconciliations of significant segment totals to the financial statements at or for the three and six months ended June 30, 2026 and 2025:

	At or For the Three Months Ended June 30, 2026
Income:	Commercial and Consumer Banking	Home Lending	Total
Interest income - loans receivable, including fees	$36,926	$9,276	$46,202
Interest income - other interest earnings assets	3,460	—	3,460
Total interest income by segment	40,386	9,276	49,662

Gain on sale of loans	—	2,581	2,581
Other income	3,055	514	3,569
Intersegment income	(315)	315	—
Total noninterest income by segment	2,740	3,410	6,150

Total income by segment	43,126	12,686	55,812

Expense:
Interest expense - deposits	13,904	4	13,908
Interest expense - borrowings	2,197	—	2,197
Interest expense - subordinated note	718	191	909
Interest expense - intersegment	(6,095)	6,095	—
Total interest expense by segment	10,724	6,290	17,014

Provision for credit losses by segment	2,297	344	2,641

Salaries and benefits	8,908	2,445	11,353
Overhead allocation	5,531	1,739	7,270
Other segment items (1)	6,974	507	7,481
Total noninterest expense by segment	21,413	4,691	26,104

Income before provision for income taxes by segment	8,692	1,361	10,053
Provision for income taxes by segment	(1,899)	(218)	(2,117)
Net income by segment	$6,793	$1,143	$7,936

Other segment disclosures:
Segment assets	$2,492,962	$686,118	$3,179,080
FTEs	476	117	593

	At or For the Three Months Ended June 30, 2025
Income:	Commercial and Consumer Banking	Home Lending	Total
Interest income - loans receivable, including fees	$36,083	$8,955	$45,038
Interest income - other interest earnings assets	3,665	—	3,665
Total interest income by segment	39,748	8,955	48,703

Gain on sale of loans	—	1,972	1,972
Other income	2,623	575	3,198
Intersegment income	(325)	325	—
Total noninterest income by segment	2,298	2,872	5,170

Total income by segment	42,046	11,827	53,873

Expense:
Interest expense - deposits	14,518	2	14,520
Interest expense - borrowings	1,585	—	1,585
Interest expense - subordinated note	385	101	486
Interest expense - intersegment	(5,919)	5,919	—
Total interest expense by segment	10,569	6,022	16,591

Provision for credit losses by segment	1,849	172	2,021

Salaries and benefits	7,869	1,986	9,855
Overhead allocation	6,185	1,829	8,014
Other segment items (1)	6,260	1,373	7,633
Total noninterest expense by segment	20,314	5,188	25,502

Income before provision for income taxes by segment	9,314	445	9,759
Provision for income taxes by segment	(1,938)	(93)	(2,031)
Net income by segment	$7,376	$352	$7,728

Other segment disclosures:
Segment assets	$2,494,452	$681,561	$3,176,013
FTEs	452	115	567

	At or For the Six Months Ended June 30, 2026
Income:	Commercial and Consumer Banking	Home Lending	Total
Interest income - loans receivable, including fees	$73,950	$18,264	$92,214
Interest income - other interest earnings assets	6,781	—	6,781
Total interest income by segment	80,731	18,264	98,995

Gain on sale of loans	—	4,965	4,965
Other income	5,837	749	6,586
Intersegment income	(633)	633	—
Total noninterest income by segment	5,204	6,347	11,551

Total income by segment	85,935	24,611	110,546

Expense:
Interest expense - deposits	28,616	5	28,621
Interest expense - borrowings	3,581	—	3,581
Interest expense - subordinated note	1,267	333	1,600
Interest expense - intersegment	(11,947)	11,947	—
Total interest expense by segment	21,517	12,285	33,802

Provision for credit losses by segment	4,842	328	5,170

Salaries and benefits	17,219	4,449	21,668
Overhead allocation	11,622	3,623	15,245
Other segment items (1)	13,434	1,277	14,711
Total noninterest expense by segment	42,275	9,349	51,624

Income before provision for income taxes by segment	17,301	2,649	19,950
Provision for income taxes by segment	(3,762)	(422)	(4,184)
Net income by segment	$13,539	$2,227	$15,766

Other segment disclosures:
Segment assets	$2,492,962	$686,118	$3,179,080
FTEs	476	117	593

	At or For the Six Months Ended June 30, 2025
Income:	Commercial and Consumer Banking	Home Lending	Total
Interest income - loans receivable, including fees	$71,011	$17,329	$88,340
Interest income - other interest earnings assets	7,150	—	7,150
Total interest income by segment	78,161	17,329	95,490

Gain on sale of loans	—	3,672	3,672
Other income	5,195	1,429	6,624
Intersegment income	(652)	652	—
Total noninterest income by segment	4,543	5,753	10,296

Total income by segment	82,704	23,082	105,786

Expense:
Interest expense - deposits	27,574	4	27,578
Interest expense - borrowings	3,848	—	3,848
Interest expense - subordinated note	771	200	971
Interest expense - intersegment	(11,617)	11,617	—
Total interest expense by segment	20,576	11,821	32,397

Provision for credit losses by segment	3,170	443	3,613

Salaries and benefits	15,539	4,258	19,797
Overhead allocation	11,562	3,653	15,215
Other segment items (1)	13,388	2,156	15,544
Total noninterest expense by segment	40,489	10,067	50,556

Income before provision for income taxes by segment	18,469	751	19,220
Provision for income taxes by segment	(3,314)	(157)	(3,471)
Net income by segment	$15,155	$594	$15,749

Other segment disclosures:
Segment assets	$2,494,452	$681,561	$3,176,013
FTEs	452	115	567

(1)	Other segment items include operations, occupancy, data processing, loan costs, professional and board fees, marketing and advertising, and (recovery) impairment of MSRs.

NOTE 14 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and certain other intangibles generally arise from business combinations accounted for under the acquisition method of accounting. Goodwill totaled $3.6 million at both  June 30, 2026, and  December 31, 2025, and represents the excess of the total consideration transferred over the net identifiable assets acquired in the branch purchase on February 24, 2023 (“Branch Acquisition”), and the purchase of four retail bank branches from Bank of America on January 22, 2016. Goodwill is not amortized but is evaluated for impairment on an annual basis at December 31 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. During the last annual evaluation, the Company elected to perform a qualitative assessment to determine whether it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill.  In performing this assessment, management considered qualitative factors including macroeconomic conditions, industry and market trends, financial performance, and changes in the Company's stock price and market capitalization. Based on this assessment, management concluded that it was more likely than not the fair value of the reporting unit exceeded its carrying value, and therefore no impairment of goodwill was indicated.

Core deposit intangible (“CDI”) is evaluated for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, with any changes in estimated useful life accounted for prospectively over the revised remaining life. As of  June 30, 2026, management believes that there have been no events or changes in the circumstances that would indicate a potential impairment of CDI.

The following table summarizes the changes in the Company’s other intangible assets comprised solely of CDI for the year ended  December 31, 2025, and the six months ended June 30, 2026.

	Other Intangible Assets
		Accumulated
	Gross CDI	Amortization	Net CDI
Balance, December 31, 2024	$24,928	$(11,218)	$13,710
Amortization	—	(3,192)	(3,192)
Balance, December 31, 2025	24,928	(14,410)	10,518
Amortization	—	(1,466)	(1,466)
Balance, June 30, 2026	$24,928	$(15,876)	$9,052

The CDI represents the fair value assigned to the intangible core deposit base acquired in business combinations. The CDI from the Branch Acquisition is being amortized on an accelerated basis over 10 years, while the CDI from the Anchor Bank acquisition (completed in  November 2018) is being amortized on a straight-line basis over 10 years.  Amortization expense was $722,000 and $1.5 million for the three and six months ended  June 30, 2026, compared to $809,000 and $1.6 million for the same periods in 2025, respectively.

Amortization expense for CDI is expected to be as follows at  June 30, 2026:

Remainder of 2026	$1,379
2027	2,500
2028	2,110
2029	1,283
2030	937
Thereafter	843
Total	$9,052

NOTE 15 – DEFINITIVE AGREEMENT

On February 25, 2026, the Company entered into a definitive agreement (the “Agreement”) with Pacific West, headquartered in West Linn, Oregon, pursuant to which Pacific West will be merged with and into the Company, and immediately thereafter Pacific West’s bank subsidiary, Pacific West Bank, will be merged with and into 1st Security Bank of Washington.  Pacific West Bank primarily serves the Greater Portland, Oregon metropolitan area with four branch locations in Portland, Vancouver, West Linn, and Lake Oswego.

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
●

the ability to adapt to rapid technological changes, including advancements related to artificial intelligence (“AI”), the use of AI models in credit decisioning, customer service, and operations, including risks of model error, bias, regulatory scrutiny under fair lending laws, and third-party AI dependencies, digital banking platforms, and cybersecurity;

●

risk associated with the evolving regulatory and market environment for digital assets and cryptocurrency, including potential impacts on customer behavior, deposit flows, and our ability to offer or support related products or services;

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

Further, statements about the potential effects of the Company’s proposed merger with Pacific West Bancorp, headquartered in West Linn, Oregon (“Pacific West”) on the Company’s business, financial results, and condition may constitute forward-looking statements and are subject to the risk that the actual effects may differ, possibly materially, from what is reflected in the forward-looking statements due to factors and future developments which are uncertain, unpredictable, and in many cases, beyond the Company’s control, including the following:

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

At June 30, 2026, the Company's loan portfolio consisted of the following major categories: CRE loans, residential real estate loans, consumer loans, and commercial business loans representing 37.8%, 29.8%, 21.5%, and 10.9% of the portfolio, respectively.

Indirect home improvement loans to finance window, gutter, siding replacement, solar panels, spas, and other improvement renovations represent a large segment of the consumer loan portfolio. These loans are sourced through a contractor/dealer network of 27 active fixture dealerships located throughout Washington, Oregon, California, Idaho, Colorado, Nevada, Arizona, Minnesota, Texas, Utah, Massachusetts, Montana, and New Hampshire. During the three months ended June 30, 2026, the Company originated 1,221 indirect home improvement loans with an aggregate total of $28.9 million. Five contractor/dealers accounted for 72.9% of the dollar volume funded in this category, and three states – Washington, Oregon, and California – represented nearly three-quarters of total loan originations at 33.9%, 25.3%, and 14.6%, respectively.

The Company originates one-to-four-family residential mortgage loans through referrals from real estate agents, financial planners, builders, and existing customers, with retail banking customers also serving as an important source of loan originations. During the three months ended June 30, 2026, the Company originated $202.7 million of one-to-four-family loans (including loans held for sale, loans held for investment, and fixed seconds).  In addition, $2.6 million of loans were brokered to other institutions through the home lending segment. Of the loans originated, $156.1 million were sold to investors, of which $72.7 million were sold to the FNMA and FHLMC with servicing rights retained to maintain and further develop these customer relationships.

For the three months ended June 30, 2026, one-to-four-family loan originations and refinancing activity increased compared to the prior period, driven by changes in interest rates and economic conditions. Residential construction and development lending, while less common than other origination options, remains an important element of the total loan portfolio.  The Company continues to take a disciplined approach concentrating its efforts on loans to builders and developers in its known market areas. These short-term loans typically carry a maturity of six to 18 months, with disbursements not fully realized at origination, resulting in a short-term reduction in net loans receivable.

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

Comparison of Financial Condition at June 30, 2026 and December 31, 2025

Assets. Total assets decreased $17.8 million to $3.18 billion at June 30, 2026, compared to $3.20 billion at December 31, 2025, primarily due to decreases of $19.2 million in securities available-for-sale, $13.2 million in loans held for sale, and $1.5 million in core deposit intangible, partially offset by increases of $6.4 million in FHLB stock, $5.8 million in loans receivable, net, $1.6 million in securities held-to-maturity, $1.5 million in total cash and cash equivalents, and $866,000 in operating lease right-of-use assets.  Loan growth was funded primarily by borrowings, which also replaced a decline in deposit funding during the period.

Loans receivable, net increased $5.8 million to $2.63 billion at June 30, 2026, compared to $2.62 billion at December 31, 2025:

● Commercial real estate (“CRE”) loans increased $35.5 million, primarily reflecting:

○ $16.3 million in commercial and speculative construction and development loans,

○ $11.1 million in CRE non-owner occupied loans, and

○ $8.1 million in CRE owner occupied loans.

● Residential real estate loans increased $34.1 million, driven by:

○ $31.8 million in one-to-four-family loans (excluding loans held for sale), and

○ $2.4 million in residential custom construction loans.

●Commercial business loans decreased $40.8 million, reflecting a decrease of $20.9 million in warehouse lending and $19.9 million in commercial and industrial (“C&I”) loans.

● Consumer loans decreased $23.8 million, primarily due to the decline of $23.7 million in indirect home improvement loans.

In summary, loan growth was concentrated in CRE and one-to-four-family residential lending, while consumer balances declined, driven primarily by a reduction in indirect home improvement loans, reflecting the impact of current economic conditions on consumer demand.

Total undisbursed construction and development loan commitments decreased $19.9 million to $215.5 million at June 30, 2026, from $235.4 million at December 31, 2025.

Loans held for sale, consisting of one-to-four-family loans, decreased $13.2 million to $30.5 million at June 30, 2026, from $43.7 million at December 31, 2025.

For the six months ended June 30, 2026, one-to-four-family loan originations and refinancing activity increased, compared to the six months ended June 30, 2025, driven by improved mortgage rates. Refinance volume increased $56.6 million or 104.9%, and purchase originations increased $12.0 million or 4.1%, reflecting continued demand in the Company’s market areas.

Originations of one-to-four-family loans for the periods indicated were as follows:

(Dollars in thousands)	For the Six Months Ended June 30,
	2026		2025
	Amount	Percent	Amount	Percent	$ Change	% Change
Purchase	$302,726	73.2%	$290,737	84.3%	$11,989	4.1%
Refinance	110,605	26.8	53,983	15.7	56,622	104.9%
Total	$413,331	100.0%	$344,720	100.0%	$68,611	19.9%

During the six months ended June 30, 2026, the Company sold $310.8 million of one-to-four-family loans, compared to $219.0 million for the same period in 2025, reflecting higher refinance activity driven by more favorable interest rates.  The Company continues to manage loan production capacity in an effort to maintain a pipeline consistent with market demand.  Gross margin on home loan sales (defined as the margin on loans sold, excluding the impact of deferred loan costs) was 3.01% for the six months ended June 30, 2026, compared to 3.14% for the six months ended June 30, 2025. The compression in gross margin reflects competitive pricing pressure in the current mortgage market as the Company maintained production volume consistent with market demand.

The ACL on loans totaled $31.2 million, or 1.17%, of gross loans receivable (excluding loans held for sale), at June 30, 2026, compared to $31.9 million, or 1.20%, at December 31, 2025. The ACL on unfunded loan commitments decreased $39,000 to $1.7 million at June 30, 2026, from $1.8 million at December 31, 2025.  Total loans 30 days or more past due decreased to $16.6 million, or 0.62% of total loans, from $22.2 million, or 0.84%, at December 31, 2025, reflecting improved credit performance across the broader loan portfolio as the markets respond to current economic conditions and their impact on borrower cash flows.

Nonperforming loans, consisting solely of nonaccrual loans, decreased $3.1 million to $15.6 million at June 30, 2026, from $18.7 million at December 31, 2025.  The decrease was primarily attributable to a $2.3 million charge-off on a nonperforming commercial construction loan, and a decrease of $1.4 million in nonperforming CRE owner occupied loans, primarily due to loan payoffs, partially offset by an increase of $500,000 in nonperforming indirect home improvement loans. The ratio of nonperforming loans to total gross loans reduced to 0.59% at June 30, 2026, from 0.71% at December 31, 2025.

Classified loans totaled $25.0 million at June 30, 2026, compared to $27.3 million at December 31, 2025. The coverage ratio of the ACL on loans to nonperforming loans was 199.2% at June 30, 2026, compared to 170.6% at December 31, 2025. The increase in the coverage ratio primarily reflects the decline in nonperforming loans relative to the ACL on loans.

Overall, asset quality trends reflected improved delinquency and nonperforming loan metrics, continued growth in construction, CRE, and residential loan portfolios, ongoing elevated losses in certain consumer loan portfolios, and continued risk management and monitoring of nonperforming and substandard exposures.

Liabilities. Total liabilities decreased $29.0 million to $2.86 billion at June 30, 2026, from $2.89 billion at December 31, 2025. The loan-to-deposit ratio was approximately 108.6% at June 30, 2026, compared to approximately 100.9% at December 31, 2025.

Total deposits decreased $224.8 million to $2.45 billion at June 30, 2026, from $2.67 billion at December 31, 2025, reflecting decreases in most of the deposit categories. Transactional accounts (noninterest-bearing checking, interest-bearing checking and escrow accounts) decreased $54.7 million to $938.8 million at June 30, 2026, from $993.6 million at December 31, 2025, primarily due to decreases of $38.5 million in interest-bearing checking, $17.4 million in noninterest-bearing checking, and an offsetting increase of $1.1 million in escrow accounts related to mortgages serviced, reflecting higher customer balances associated with mortgage servicing activities.  Money market and savings accounts increased $3.3 million to $553.0 million at June 30, 2026, from $549.7 million at December 31, 2025, primarily reflecting a $9.0 million increase in savings account balances, partially offset by a $5.8 million decrease in money market account balances.

Certificates of deposit (“CDs”), which include both retail and non-retail CDs, decreased $173.3 million to $957.1 million at June 30, 2026, from $1.13 billion at December 31, 2025.  Retail CDs decreased $4.3 million to $917.4 million at June 30, 2026, from $921.7 million at December 31, 2025. Non-retail CDs, which include brokered CDs, online CDs and public funds CDs decreased $169.0 million to $39.7 million, compared to $208.7 million at December 31, 2025, primarily due to a decrease of $167.0 million in brokered CDs. Non-retail CDs represented 4.2% and 18.5% of total CDs at June 30, 2026 and December 31, 2025, respectively. The decrease in non-retail CDs reflects the Company’s funding strategy of replacing certain brokered deposits with lower-cost FHLB and FRB borrowings, while continuing to manage liquidity and interest rate risk.

Deposits are summarized as follows at the dates indicated:

(Dollars in thousands)	June 30,	December 31,
	2026	2025
Noninterest-bearing checking	$629,799	$647,197
Interest-bearing checking (1)	296,988	335,449
Savings	173,091	164,056
Money market (2)	379,860	385,618
Certificates of deposit less than $100,000 (3)	348,577	512,808
Certificates of deposit of $100,000 through $250,000	448,207	452,666
Certificates of deposit greater than $250,000 (4)	160,303	164,922
Escrow accounts related to mortgages serviced (5)	12,057	10,926
Total	$2,448,882	$2,673,642

(1)	Includes $87.3 million and $140.2 million of brokered deposits at June 30, 2026 and December 31, 2025, respectively.
(2)	Includes $4.0 million and $20.3 million of brokered deposits at June 30, 2026 and December 31, 2025, respectively.
(3)	Includes $35.1 million and $202.1 million of brokered deposits at June 30, 2026 and December 31, 2025, respectively.
(4)	CDs that meet or exceed the FDIC insurance limit.
(5)	Noninterest-bearing checking.

The Bank had uninsured deposits of approximately $719.5 million or 29.4% of total deposits, at June 30, 2026, compared to approximately $718.1 million or 26.9% of total deposits at December 31, 2025. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.

Borrowings increased $195.2 million to $324.5 million at June 30, 2026, from $129.3 million at December 31, 2025.  The increase reflects a shift toward FHLB and FRB borrowings, which offered more competitive rates than brokered deposits during the period, consistent with the Company's funding strategy.  At June 30, 2026, borrowings were comprised of FHLB and FRB advances.

Stockholders’ Equity. Total stockholders’ equity increased $11.3 million to $319.0 million at June 30, 2026, from $307.7 million at December 31, 2025.  The increase primarily reflects net income of $15.8 million. Declines in the fair value of available-for-sale securities recorded in accumulated other comprehensive income (“AOCI”) were largely offset by improvements in the fair value of interest rate swap cash flow hedges, resulting in a net improvement of $4.1 million, net of tax.  Gains and losses in fair value reflect changes in market interest rates during the periods.  The increase in shareholders’ equity was partially offset by cash dividends paid totaling $4.3 million, and share repurchases of $4.3 million.

Book value per common share was $43.57 at June 30, 2026, compared to $41.55 at December 31, 2025.  The calculation of book value per share at June 30, 2026, was based on 7,320,801 common shares, derived by subtracting 102,971 of unvested restricted stock shares from the 7,423,772 reported common shares outstanding as of that date. Similarly, the book value per share at December 31, 2025, was calculated based on 7,404,548 common shares, after deducting 102,971 of unvested restricted stock shares from the 7,507,519 reported common shares outstanding as of that date.

Comparison of Results of Operations for the Three Months Ended June 30, 2026 and 2025

General. Net income was $7.9 million for the three months ended June 30, 2026, compared to $7.7 million for the three months ended June 30, 2025. The increase was primarily due to a $980,000, or 19.0%, increase in total noninterest income and a $536,000 increase in net interest income, partially offset by a $620,000 increase in provision for credit losses, a $602,000, or 2.4%, increase in total noninterest expense and an $86,000 increase in provision for income taxes.

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

(Dollars in thousands)	For the Three Months Ended
	June 30, 2026			June 30, 2025
Average Balances	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
ASSETS
Loans receivable, net and loans held for sale (1) (2)	$2,695,907	$46,202	6.87%	$2,613,121	$45,038	6.91%
Taxable investment securities (3)(4)	245,713	2,639	4.31%	275,951	2,818	4.10%
Tax exempt securities (3)	77,460	448	2.32%	78,155	442	2.25%
FHLB stock	11,323	257	9.10%	8,775	202	9.23%
Interest-bearing deposits at other financial institutions	13,806	116	3.37%	19,502	203	4.18%
Total interest-earning assets	3,044,209	49,662	6.54%	2,995,504	48,703	6.52%
Noninterest-earning assets	136,315			120,856
Total assets	$3,180,524			$3,116,360
LIABILITIES
Savings and money market	$553,563	2,364	1.71%	$504,155	2,045	1.63%
Interest-bearing checking	314,839	1,994	2.54%	199,178	855	1.72%
Certificates of deposit	1,042,651	9,550	3.67%	1,221,253	11,620	3.82%
Borrowings	224,176	2,197	3.93%	150,492	1,585	4.22%
Subordinated notes	49,683	909	7.34%	49,617	486	3.93%
Total interest-bearing liabilities	2,184,912	17,014	3.12%	2,124,695	16,591	3.13%
Noninterest-bearing accounts	644,215			657,820
Other noninterest-bearing liabilities	31,061			32,700
Total liabilities	$2,860,188			$2,815,215
Net interest income		$32,648			$32,112
Net interest rate spread			3.42%			3.39%
Net earning assets	$859,297			$870,809
Net interest margin			4.30%			4.30%
Average interest-earning assets to average interest-bearing liabilities	139.33%			140.99%

(1)	The average loans receivable, net balances include nonaccrual loans carrying a zero yield.
(2)	Includes net deferred fee recognition of $1.5 million and $1.5 million for the three months ended June 30, 2026 and 2025, respectively.
(3)	Shown at amortized cost.
(4)	Includes income from fair value hedges of $163,000 and $245,000 for the three months ended June 30, 2026 and 2025, respectively.

Net Interest Income. Net interest income increased $536,000 to $32.6 million for the three months ended June 30, 2026, from $32.1 million for the three months ended June 30, 2025, primarily due to an increase in total interest income of $959,000, partially offset by an increase in total interest expense of $423,000. The $959,000 increase in total interest income was primarily due to an increase of $1.2 million in interest income on loans receivable, including fees, resulting from net loan growth. The $423,000 increase in total interest expense reflected a $612,000 increase in interest expense on borrowings resulting from higher average borrowing balances and a $423,000 increase in interest expense on the subordinated note following its repricing to a higher interest rate in 2026, partially offset by a $612,000 decrease in interest expense on deposits.

Net interest margin (“NIM”) (annualized) was unchanged at 4.30% for the three months ended June 30, 2026, compared to the same period in the prior year. NIM remained relatively stable during the periods.

Interest Income. Total interest income for the three months ended June 30, 2026, increased $959,000 to $49.7 million, from $48.7 million for the three months ended June 30, 2025. The increase was primarily due to a $1.2 million increase in interest income on loans receivable, including fees, as a result of higher average loan balances, partially offset by a lower average yield.  Offsetting this growth were decreases in interest income on investment securities and interest-bearing deposits at other financial institutions, collectively totaling $266,000, primarily reflecting lower average balances and lower yields on interest-bearing deposits at other financial institutions.

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest income for the three months ended June 30, 2026 and 2025:

(Dollars in thousands)	Three Months Ended June 30,
	2026		2025
	Average		Average		$ Change
	Balance		Balance		in Interest
	Outstanding	Yield	Outstanding	Yield	Income
Loans receivable, net and loans held for sale (1)(2)	$2,695,907	6.87%	$2,613,121	6.91%	$1,164
Investment securities – taxable (3)(4)	245,713	4.31	275,951	4.10	(179)
Investment securities – nontaxable	77,460	2.32	78,155	2.25	6
FHLB stock	11,323	9.10	8,775	9.23	55
Interest-bearing deposits at other financial institutions	13,806	3.37	19,502	4.18	(87)
Total interest-earning assets	$3,044,209	6.54%	$2,995,504	6.52%	$959

(1)	The average loans receivable, net balances include nonaccrual loans carrying a zero yield.
(2)	Includes net deferred fee recognition of $1.5 million and $1.5 million for the three months ended June 30, 2026 and 2025, respectively.
(3)	Shown at amortized cost.
(4)	Includes income from fair value hedges of $163,000 and $245,000 for the three months ended June 30, 2026 and 2025, respectively.

Interest Expense. Total interest expense increased $423,000 to $17.0 million for the three months ended June 30, 2026, from $16.6 million for the comparable quarter in 2025, due to an increase of $612,000 in interest expense on borrowings resulting from higher average borrowing balances, which was fully offset by a decrease in interest expense on deposits for the same amount, reflecting primarily a shift from brokered deposits to borrowings, and a $423,000 increase in interest expense on the subordinated note following its repricing to a higher interest rate in 2026.

The average cost of total interest-bearing deposits decreased 11-basis points to 2.92% for the three months ended June 30, 2026, compared to 3.03% for the three months ended June 30, 2025, primarily reflecting lower rates paid on CDs, which more than offset higher rates on interest-bearing checking and savings and money market accounts. The average balance of total interest-bearing deposits decreased $13.5 million to $1.91 billion for the three months ended June 30, 2026, compared to $1.92 billion for the three months ended June 30, 2025, driven primarily by a decrease in CDs, partially offset by increases in interest-bearing checking and savings and money market accounts.

The average cost of total interest-bearing liabilities decreased one-basis point to 3.12%, reflecting the benefit of the lower CD cost, partially offset by the higher cost of the subordinated note following its repricing. The average cost of funds, which includes noninterest-bearing checking, increased two- basis points to 2.41%, from 2.39% for the three months ended June 30, 2025, primarily attributable to the repricing of the subordinated note to a higher interest rate.

The following table details average balances of interest-bearing liabilities, associated rates, and resulting change in interest expense for the three months ended June 30, 2026 and 2025:

(Dollars in thousands)	Three Months Ended June 30,
	2026		2025
	Average		Average		$ Change
	Balance		Balance		in Interest
	Outstanding	Rate	Outstanding	Rate	Expense
Savings and money market	$553,563	1.71%	$504,155	1.63%	$319
Interest-bearing checking	314,839	2.54	199,178	1.72	1,139
Certificates of deposit	1,042,651	3.67	1,221,253	3.82	(2,070)
Borrowings	224,176	3.93	150,492	4.22	612
Subordinated note	49,683	7.34	49,617	3.93	423
Total interest-bearing liabilities	$2,184,912	3.12%	$2,124,695	3.13%	$423

Provision for Credit Losses. For the three months ended June 30, 2026, the provision for credit losses was $2.6 million, consisting of a $2.6 million provision for credit losses on loans and an $82,000 provision on credit losses on unfunded loan commitments. This compares to a $2.0 million provision for credit losses for the three months ended June 30, 2025, which consisted of a $1.7 million provision for credit losses on loans, a $154,000 provision for held-to-maturity securities, and a $151,000 provision for credit losses on unfunded loan commitments. The increase in the provision for credit losses on loans primarily reflects higher net charge‑offs during the period.

Net loan charge-offs totaled $3.8 million for the three months ended June 30, 2026, compared to $1.2 million during the three months ended June 30, 2025. The increase was primarily attributable to a further charge-off on an existing commercial construction loan relationship that was previously partially charged off in 2024, as well as higher net charge-offs within the indirect home improvement portfolio. The additional charge-off reflects leasing uncertainty and updated appraised values for the underlying property, as well as continued pressure on commercial real estate values in the surrounding market.  Management expects final resolution of the relationship during the second half of 2026.  The increase in indirect home improvement loan net charge-offs primarily reflects elevated delinquency levels within portions of the portfolio.

Noninterest Income. Noninterest income increased $980,000 to $6.2 million for the three months ended June 30, 2026, from $5.2 million for the three months ended June 30, 2025.  The increase primarily reflects a $609,000 increase in gain on sale of loans and a $404,000 increase in other noninterest income.

Noninterest Expense. Noninterest expense increased $602,000 to $26.1 million for the three months ended June 30, 2026, compared to $25.5 million for the three months ended June 30, 2025. The $602,000 increase was primarily attributable to a $1.5 million increase in salaries and benefits expense resulting from annual compensation adjustments implemented during the second quarter as part of the Company's annual compensation review process, as well as higher benefit costs.  In addition, the Company recorded $417,000 in acquisition-related costs associated with the previously announced merger with Pacific West. These increases were partially offset by a $1.1 million reduction in operations expense, primarily due to an $800,000 decrease in the mortgage purchase reserve for estimated losses to mortgage loan repurchase obligations. The reduction reflects the seasoning of loans originated during the high-volume production years of 2020 and 2021, which has reduced the expected level of future repurchase-related losses.

The efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income and noninterest income, improved to 67.28% for the three months ended June 30, 2026, compared to 68.40% for the three months ended June 30, 2025, due to revenue growth outpacing noninterest expense.

Provision for Income Taxes. For the three months ended June 30, 2026, the Company recorded a provision for income taxes of $2.1 million, compared to $2.0 million for the three months ended June 30, 2025.  The effective corporate income tax rates for the three months ended June 30, 2026 and 2025, were 21.1% and 20.8%, respectively. The increase in both the provision and effective tax rate was primarily attributable to the absence of alternative energy tax credits under the Inflation Reduction Act of 2022, which benefited the comparable prior year period.

Comparison of Results of Operations for the Six Months Ended June 30, 2026 and 2025

General. Net income was $15.8 million for the six months ended June 30, 2026, compared to $15.7 million for the six months ended June 30, 2025. The increase was primarily due to a $2.1 million, or 3.3%, increase in net interest income and a $1.3 million, or 12.2%, increase in total noninterest income, partially offset by a $1.6 million, or 43.1%, increase in provision for credit losses, and a $1.1 million, or 2.1%, increase in total noninterest expense.

Average Balances, Interest and Average Yields/Cost

The following table sets forth for the periods indicated, information regarding average balances of assets and liabilities, as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest-earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities. Also presented are the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread for the periods presented. Average balances are daily average balances. The yields on tax-exempt municipal bonds have not been computed on a tax equivalent basis.

(Dollars in thousands)	For the Six Months Ended
	June 30, 2026			June 30, 2025
Average Balances	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
ASSETS
Loans receivable, net and loans held for sale (1) (2)	$2,698,436	$92,214	6.89%	$2,586,761	$88,340	6.89%
Taxable investment securities (3)(4)	249,955	5,142	4.15%	258,786	5,408	4.21%
Tax exempt securities (3)	77,800	890	2.31%	77,900	889	2.30%
FHLB stock	9,699	433	9.00%	10,353	477	9.29%
Interest-bearing deposits at other financial institutions	18,418	316	3.46%	17,840	376	4.25%
Total interest-earning assets	3,054,308	98,995	6.54%	2,951,640	95,490	6.52%
Noninterest-earning assets	136,576			123,027
Total assets	$3,190,884			$3,074,667
LIABILITIES
Savings and money market	$552,572	4,682	1.71%	$500,047	3,970	1.60%
Interest-bearing checking	333,027	4,299	2.60%	191,026	1,566	1.65%
Certificates of deposit	1,074,235	19,640	3.69%	1,154,461	22,042	3.85%
Borrowings	178,467	3,581	4.05%	184,377	3,848	4.21%
Subordinated notes	49,675	1,600	6.50%	49,608	971	3.95%
Total interest-bearing liabilities	2,187,976	33,802	3.12%	2,079,519	32,397	3.14%
Noninterest-bearing accounts	651,440			660,805
Other noninterest-bearing liabilities	32,923			33,218
Total liabilities	$2,872,339			$2,773,542
Net interest income		$65,193			$63,093
Net interest rate spread			3.42%			3.38%
Net earning assets	$866,332			$872,121
Net interest margin			4.30%			4.31%
Average interest-earning assets to average interest-bearing liabilities	139.60%			141.94%

(1)	The average loans receivable, net balances include nonaccrual loans carrying a zero yield.
(2)	Includes net deferred fee recognition of $3.1 million and $2.7 million for the six months ended June 30, 2026 and 2025, respectively.
(3)	Shown at amortized cost.
(4)	Includes income from fair value hedges of $327,000 and $542,000 for the six months ended June 30, 2026 and 2025, respectively.

Net Interest Income. Net interest income increased $2.1 million to $65.2 million for the six months ended June 30, 2026, from $63.1 million for the six months ended June 30, 2025, primarily due to an increase in total interest income of $3.5 million, partially offset by an increase in total interest expense of $1.4 million. The increase in total interest income was primarily due to a higher average balance of loans outstanding. The increase in total interest expense was primarily the result of a $1.0 million increase in deposit interest expense, reflecting significantly higher average balances in interest-bearing checking accounts, including brokered deposits, and a 95- basis point increase in the rate paid on those accounts.  Additionally, the repricing of the Company's subordinated notes to a floating rate on February 15, 2026, contributed $629,000 of incremental interest expense as the applicable interest rate increased following the repricing date.  These increases were partially offset by a $267,000 decrease in borrowing costs, as the Company reduced average borrowings by $5.9 million in accordance with its funding and liquidity strategy.

NIM (annualized) decreased one- basis point to 4.30% for the six months ended June 30, 2026, from 4.31% for the same period the prior year. The change in NIM primarily reflects the repricing of the Company's subordinated notes to a floating rate on February 15, 2026, which resulted in an estimated one-basis point decline in NIM for the period, and higher costs associated with growth in interest-bearing checking balances, including brokered deposits. These increases were substantially offset by lower costs on CDs and borrowings.

Interest Income. Total interest income for the six months ended June 30, 2026, increased $3.5 million to $99.0 million, from $95.5 million for the six months ended June 30, 2025. The increase was primarily due to a $3.9 million increase in interest income on loans receivable, including fees, as a result of higher average loan balances.  Offsetting this growth were decreases in interest income on taxable investment securities, FHLB stock, and interest-bearing deposits at other financial institutions, collectively totaling $370,000.  The decrease in interest income on taxable investment securities and FHLB stock primarily reflects lower average balances and lower yields, while the decrease in interest income on interest-bearing deposits at other financial institutions primarily reflects lower yields, partially offset by higher average balances.

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest income for the six months ended June 30, 2026 and 2025:

(Dollars in thousands)	Six Months Ended June 30,
	2026		2025
	Average		Average		$ Change
	Balance		Balance		in Interest
	Outstanding	Yield	Outstanding	Yield	Income
Loans receivable, net and loans held for sale (1)(2)	$2,698,436	6.89%	$2,586,761	6.89%	$3,874
Investment securities – taxable (3)(4)	249,955	4.15	258,786	4.21	(266)
Investment securities – nontaxable	77,800	2.31	77,900	2.30	1
FHLB stock	9,699	9.00	10,353	9.29	(44)
Interest-bearing deposits at other financial institutions	18,418	3.46	17,840	4.25	(60)
Total interest-earning assets	$3,054,308	6.54%	$2,951,640	6.52%	$3,505

(1)	The average loans receivable, net balances include nonaccrual loans carrying a zero yield.
(2)	Includes net deferred fee recognition of $3.1 million and $2.7 million for the six months ended June 30, 2026 and 2025, respectively.
(3)	Shown at amortized cost.
(4)	Includes income from fair value hedges of $327,000 and $542,000 for the six months ended June 30, 2026 and 2025, respectively.

Interest Expense. Total interest expense increased $1.4 million to $33.8 million for the six months ended June 30, 2026, from $32.4 million for the comparable period in 2025, primarily due to an increase in interest expense on deposits and subordinated notes, partially offset by a decrease in interest expense on borrowings. The higher deposit costs were the result of an increase in interest-bearing checking balances, including brokered deposits, combined with a 95-basis point increase in the average rate paid on interest-bearing checking accounts.  These increases were partially offset by a $2.4 million decrease in interest expense on CDs due to lower average CD balances and a 16-basis point decline in CD rates.  The increase in subordinated note expense resulted from the repricing of the Company's subordinated notes to a floating rate on February 15, 2026.

The average cost of total interest-bearing deposits decreased seven-basis points to 2.94% for the six months ended June 30, 2026, compared to 3.01% for the six months ended June 30, 2025, primarily reflecting lower rates paid on CDs, partially offset by higher rates paid on savings, money market, and interest-bearing checking accounts. The average balance of total interest-bearing deposits increased $114.3 million to $1.96 billion primarily due to growth in interest-bearing checking balances, including brokered deposits, and higher average savings and money market balances.  These increases were partially offset by a decrease in average CD balances.

The average cost of total interest-bearing liabilities similarly decreased two basis points to 3.12%, reflecting the benefit of lower borrowing costs resulting from both a decrease in average borrowings of $5.9 million, and a decline in the average borrowing rate. The average cost of funds, which includes noninterest-bearing checking, increased two-basis points to 2.40%, from 2.38% for the six months ended June 30, 2025, primarily reflecting a lower proportion of noninterest-bearing deposits in the overall funding mix.

The following table details average balances of interest-bearing liabilities, associated rates, and resulting change in interest expense for the six months ended June 30, 2026 and 2025:

(Dollars in thousands)	Six Months Ended June 30,
	2026		2025
	Average		Average		$ Change
	Balance		Balance		in Interest
	Outstanding	Rate	Outstanding	Rate	Expense
Savings and money market	$552,572	1.71%	$500,047	1.60%	$712
Interest-bearing checking	333,027	2.60	191,026	1.65	2,733
Certificates of deposit	1,074,235	3.69	1,154,461	3.85	(2,402)
Borrowings	178,467	4.05	184,377	4.21	(267)
Subordinated note	49,675	6.50	49,608	3.95	629
Total interest-bearing liabilities	$2,187,976	3.12%	$2,079,519	3.14%	$1,405

Provision for Credit Losses. For the six months ended June 30, 2026, the provision for credit losses was $5.2 million, consisting of a $5.2 million provision for credit losses on loans and a $39,000 recovery of credit losses on unfunded loan commitments. This compares to a $3.6 million provision for credit losses for the six months ended June 30, 2025. which consisted of a $3.2 million provision for credit losses on loans, a $217,000 provision for credit losses on unfunded loan commitments, and a $175,000 provision for credit losses on held-to-maturity investments. The increase in the provision for credit losses on loans primarily reflects an increase in nonperforming loans and higher net charge‑offs during the period.

Net loan charge-offs totaled $6.0 million for the six months ended June 30, 2026, compared to $2.9 million during the six months ended June 30, 2025. The increase was primarily due to a $2.3 million increase in commercial construction loan net charge-offs and an $882,000 increase in indirect home improvement loan net charge-offs, partially offset by a $172,000 decrease in commercial business loan net charge-offs, with the remainder attributable to slightly higher net charge-offs in marine and consumer loans. The rise in indirect home improvement and consumer loan net charge-offs reflects continued credit stress in those portfolios amid a challenging economic environment that could result in a material increase in the ACL on loans and adversely affect the Company’s financial condition and results of operations.

Noninterest Income. Noninterest income increased $1.3 million to $11.6 million for the six months ended June 30, 2026, from $10.3 million for the six months ended June 30, 2025.  The increase was primarily due to a $1.3 million increase in gain on sale of loans.

Noninterest Expense. Noninterest expense increased $1.1 million to $51.6 million for the six months ended June 30, 2026, compared to $50.6 million for the six months ended June 30, 2025. The increase was primarily due to a $1.8 million increase in salaries and benefits, including a $1.5 million increase resulting from annual compensation adjustments implemented during the second quarter as part of the Company’s annual compensation review process, as well as higher benefit costs.  In addition, the Company recorded $712,000 in acquisition related costs associated with the previously announced merger with Pacific West, and a $515,000 increase in loan costs, partially offset by decreases of $1.2 million in operations expense, primarily due to a reduction in the mortgage repurchasing reserve previously mentioned and $762,000 in data processing expense.

The efficiency ratio improved to 67.27% for the six months ended June 30, 2026, compared to 68.89% for the six months ended June 30, 2025, due to revenue growth outpacing noninterest expense.

Provision for Income Taxes. For the six months ended June 30, 2026, the Company recorded a provision for income taxes of $4.2 million, compared to $3.5 million for the six months ended June 30, 2025.  The effective corporate income tax rates for the six months ended June 30, 2026 and 2025, were 21.0% and 18.1%, respectively. The increase in both the provision and effective tax rate was primarily attributable to the absence of alternative energy tax credits under the Inflation Reduction Act of 2022, which benefited the comparable period in the prior year.

Liquidity

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit fluctuations that may occur in the normal course of business. The Company relies on several different sources to meet potential liquidity demands. The primary sources are increases in deposits, FHLB borrowings, purchases of federal funds, sale of securities available-for-sale, cash flows from loan payments, sales of one-to-four-family loans held for sale, and maturing securities. While the maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund its operations. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 2026, the Bank’s total borrowing capacity was $751.4 million with the FHLB of Des Moines, with unused borrowing capacity of $474.8 million. The FHLB borrowing limit is based on certain categories of loans, primarily real estate loans that qualify as collateral for FHLB borrowings.  At June 30, 2026, the Bank held approximately $1.10 billion in loans that qualify as collateral for FHLB borrowings.

In addition to the availability of liquidity from the FHLB of Des Moines, the Bank maintains a short-term borrowing line with the FRB with a limit of $259.7 million and a combined credit limit of $101.0 million in written federal funds lines of credit through correspondent banking relationships at June 30, 2026. The FRB borrowing limit is based on certain categories of loans, primarily consumer loans that qualify as collateral for FRB line of credit.  At June 30, 2026, the Bank held approximately $559.0 million in loans that qualify as collateral for the FRB line of credit. There were $54.0 million of outstanding borrowings with the FRB and no outstanding borrowings with correspondent banks as of June 30, 2026, compared to no outstanding borrowings with either source as of December 31, 2025.   Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt, and to take advantage of investment opportunities to the extent feasible.

The Bank’s Asset and Liability Management Policy permits management to utilize brokered deposits up to 20% of deposits or $491.0 million at June 30, 2026. Total brokered deposits at June 30, 2026 were $126.4 million. Brokered deposits decreased during the six months ended June 30, 2026  as the Company utilized FHLB borrowings as an alternative source of liquidity.  Management utilizes brokered deposits to mitigate interest rate risk and to enhance liquidity when appropriate.

Liquidity management is both a daily and long-term function of the Company’s management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer-term basis, the Company maintains a strategy of investing in various lending products and investment securities, including U.S. Government obligations and U.S. agency securities. The Company uses sources of funds primarily to meet ongoing commitments, pay maturing deposits, fund withdrawals, and to fund loan commitments. At June 30, 2026, outstanding loan commitments, including unused lines of credit totaled $683.7 million. The Company purchased $22.0 million in securities during the six months ended June 30, 2026. The Company purchased $69.8 million in securities during the six months ended June 30, 2025. Proceeds from securities repayments, maturities and sales were $38.6 million and $26.2 million during the six months ended June 30, 2026 and 2025, respectively.

The Bank’s liquidity is also affected by the volume of loans sold and loan principal payments. During the six months ended June 30, 2026 and 2025, the Bank sold $310.8 million and $219.0 million in loans, respectively.

Total deposits decreased $224.8 million during the six months ended June 30, 2026, primarily driven by a net decrease in brokered deposits of $169.0 million. CDs scheduled to mature in three months or less at June 30, 2026, totaled $393.0 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this strategy, management believes that a majority of maturing relationship deposits will remain with the Bank.

For the remainder of 2026, we project that fixed commitments will include $726,000 of operating lease payments. For information regarding our operating leases, see “Note 6 – Leases” of the Notes to Consolidated Financial Statements included in this report. FHLB borrowings of $253.0 million are scheduled to mature within the next twelve months.

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

Dividends and other capital distributions from the Bank are subject to regulatory notice and certain restrictions. Unrestricted cash held by FS Bancorp on an unconsolidated basis totaled $6.1 million at June 30, 2026. The Company currently expects to continue paying quarterly cash dividends on common stock subject to the Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. The current quarterly common stock dividend rate is $0.29 per share, which the Board of Directors believes balances its objectives of managing and investing in the Bank and returning a substantial portion of cash to shareholders. Assuming continued payment during 2026 at this rate of $0.29 per share, the Company’ total dividends paid each quarter would be approximately $2.2 million based on the number of shares outstanding as of June 30, 2026.

Under FS Bancorp’s existing stock repurchase program, no amounts remained available for future repurchases as of June 30, 2026.  See “Unregistered Sales of Equity Securities and Use of Proceeds” in Item 2, Part II of this Form 10-Q for additional information relating to stock repurchases.

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC. Based on its capital levels at June 30, 2026, the Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a well-capitalized status under the capital categories of the FDIC. Based on capital levels at June 30, 2026, the Bank was considered to be “well capitalized”. At June 30, 2026, the Bank exceeded all regulatory capital requirements with Tier 1 leverage-based capital, Tier 1 risk-based capital, total risk-based capital, and common equity Tier 1 capital ratios of 11.43%, 12.84%, 14.01%, and 12.84%, respectively.

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

FS Bancorp is subject to these regulatory capital guidelines as of June 30, 2026, and has exceeded all applicable minimum capital requirements. The regulatory capital ratios calculated for FS Bancorp at June 30, 2026, were as follows: Tier 1 leverage-based capital ratio, 10.05%; Tier 1 risk-based capital ratio, 11.29%; total risk-based capital ratio, 13.87%; and CET 1 capital ratio, 11.29%.  For additional information regarding regulatory capital compliance and regulatory minimums, see “Note 12 – Regulatory Capital” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risk disclosures contained in FS Bancorp’s 2025 Form 10-K.

Item 4.  Controls and Procedures

(a)         Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures, as defined in Rule 13a‑15(e) of the Exchange Act, as amended (the “Exchange Act”), was carried out as of June 30, 2026, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) and other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily applied its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon the foregoing evaluation, the Company’s CEO and CFO concluded that as of June 30, 2026, the Company’s disclosure controls and procedures were effective in ensuring that information the Company was required to disclose in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b)         Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2026, that have materially affected or are reasonably likely to materially affect its internal control over financial reporting. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in cost-effective control procedures, misstatements due to error or fraud may occur and remain undetected.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

In the normal course of business, the Company occasionally becomes involved in various legal proceedings. In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 1A.  Risk Factors

There have been no material changes in the Risk Factors previously disclosed in FS Bancorp’s 2025 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes common stock repurchases during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Plan or Program
April 1, 2026 - April 30, 2026	87,000		$41.81	87,000	$—
May 1, 2026 - May 31, 2026	—		—	—	—
June 1, 2026 - June 30, 2026	14,560	(1)	42.40	—	—
Total for the quarter	101,560		$41.89	87,000	$—

___________________________

(1)  Includes shares repurchased by the Company in connection with the exercise of employee stock options, whereby a portion of the shares issued upon exercise was surrendered to the Company and retired in lieu of a cash payment of the exercise price and applicable withholding taxes. These transactions were not made pursuant to the Company's stock repurchase program.

On October 27, 2025, the Company publicly announced a stock repurchase program, authorizing the repurchase of up to $5.0 million of Company common stock, in addition to any amounts remaining under the prior program.  Repurchases under this program may occur from time to time in the open market, through privately negotiated transactions, or by withholding shares upon the exercise of equity awards, over a 12-month period ending October 27, 2026.  The publicly announced repurchase program was completed on April 28, 2026

The actual timing, price, and number of shares repurchased under the program will depend on a number of factors, including constraints specified pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, price, general business and market conditions, and alternative investment opportunities.  The share repurchase program does not obligate the Company to acquire any specific number of shares in any period, and may be expanded, extended, modified or discontinued at any time.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

(a)	None.

(b)	None.

(c)

Trading Plans. During the three months ended  June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.   Exhibits

2.1	Definitive Agreement, dated February 25, 2026, by and between FS Bancorp, Inc and Pacific West Bancorp (1)
3.1	Articles of Incorporation of FS Bancorp, Inc. (2)
3.2	Bylaws of FS Bancorp, Inc. (3)
4.1	Form of Common Stock Certificate of FS Bancorp, Inc. (2)
4.2	Indenture dated February 10, 2021, by and between FS Bancorp, Inc. and U.S. Bank National Association, as trustee (4)
4.3	Forms of 3.75 Fixed-to-Floating Rate Subordinated Notes due 2031 (included as Exhibit A-1 and Exhibit A-2 to the Indenture filed as Exhibit 4.2 hereto (4)
10.1	Severance Agreement between 1st Security Bank of Washington and Joseph C. Adams (2)
10.2	Form of Change of Control Agreement between 1st Security Bank of Washington and Matthew D. Mullet (2)
10.3	Form of change of control agreement with Donn C. Costa, Dennis O’Leary, Erin Burr, Victoria Jarman, Kelli Nielsen, and May-Ling Sowell (5)
10.4	FS Bancorp, Inc. 2018 Equity Incentive Plan (6)
10.5	Form of Incentive Stock Option Award Agreement under the 2018 Equity Incentive Plan (6)
10.6	Form of Non-Qualified Stock Option Award Agreement under the 2018 Equity Incentive Plan (6)
10.7	Form of Restricted Stock Award Agreement under the 2018 Equity Incentive Plan (6)
10.8	FS Bancorp, Inc. Nonqualified 2022 Stock Purchase Plan (7)
10.9	Form of Enrollment/Change Form under the FS Bancorp, Inc. Nonqualified 2022 Stock Purchase Plan (7)
10.10	Form of Change of Control Agreement with Shana Allen, and Benjamin Crowl (8)
10.11	Form of Change of Control Agreement with Phillip Whittington, Robert Nesbitt, and Sean McCormick (9)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2026 formatted in Inline Extensible Business Reporting Language (IXBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income (Loss); (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 25, 2026 (File No. 001-355589).
(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S‑1 (333‑177125) filed on October 3, 2011, and incorporated by reference.
(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8‑K filed on July 10, 2013 (File No. 001‑355589).
(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 11, 2021 (File No. 001-35589).
(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 1, 2016 (File No. 001‑35589).
(6)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-22513) filed on May 23, 2018.
(7)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-265729) filed on June 21, 2022.
(8)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 2, 2024 (File No. 001-35589).
(9)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on December 8, 2025 (File No. 001-35589).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FS BANCORP, INC.

Date: August 10, 2026	By:	/s/Matthew D. Mullet
Matthew D. Mullet
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 10, 2026	By:	/s/Phillip D. Whittington
Phillip D. Whittington
Chief Financial Officer
(Principal Financial and Accounting Officer)