Form 10-Q
period 2026-09-30
FS Bancorp, Inc.
filed 2026-11-09
CIK 1530249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 4, 2026, there were 7,875,734 outstanding shares of the registrant’s common stock.

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

Item 1. Financial Statements

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and per share amounts) (Unaudited)

	September 30,	December 31,
ASSETS	2026	2025
Cash and due from banks	$29,022	$13,504
Interest-bearing deposits at other financial institutions	14,925	14,715
Total cash and cash equivalents	43,947	28,219
Securities available-for-sale, at fair value (amortized cost of $373,705 and $310,097, net of allowance for credit losses of $0 and $0, respectively)	342,185	288,667
Securities held-to-maturity, at amortized cost (fair value of $37,784 and $34,396, net of allowance for credit losses of $377 and $277, respectively)	37,734	33,224
Loans held for sale, at fair value	22,820	43,705
Loans receivable, net of allowance for credit losses of $36,463 and $31,937 (includes loans of $13,852 and $13,183, at fair value, respectively)	3,008,129	2,623,172
Accrued interest receivable	16,901	14,614
Premises and equipment, net	49,148	44,065
Long-lived assets held for sale	3,258	3,258
Operating lease right-of-use (“ROU”) assets	7,799	5,789
Federal Home Loan Bank (“FHLB”) stock, at cost	13,073	7,971
Deferred tax asset, net	9,469	6,993
Bank owned life insurance (“BOLI”), net	41,857	36,249
Mortgage servicing rights (“MSRs”), held at the lower of cost or fair value	8,887	8,608
Goodwill	3,592	3,592
Core deposit intangible, net	13,525	10,518
Other assets	54,327	38,203
TOTAL ASSETS	$3,676,651	$3,196,847
LIABILITIES
Deposits:
Noninterest-bearing accounts	$758,691	$658,123
Interest-bearing accounts	2,108,513	2,015,519
Total deposits	2,867,204	2,673,642
Borrowings	373,500	129,305
Subordinated notes:
Principal amount	46,000	50,000
Unamortized debt issuance costs	(265)	(339)
Total subordinated notes less unamortized debt issuance costs	45,735	49,661
Operating lease liabilities	7,899	5,889
Other liabilities	49,107	30,656
Total liabilities	3,343,445	2,889,153
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 7,867,367 and 7,507,519 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	79	75
Additional paid-in capital	57,702	43,251
Retained earnings	294,408	280,197
Accumulated other comprehensive loss, net of tax	(18,983)	(15,829)
Total stockholders’ equity	333,206	307,694
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,676,651	$3,196,847

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except shares and per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
INTEREST INCOME	2026	2025	2026	2025
Loans receivable, including fees	$49,346	$46,664	$141,560	$135,004
Interest and dividends on investment securities, cash and cash equivalents, and interest-bearing deposits at other financial institutions	4,075	4,309	10,856	11,459
Total interest and dividend income	53,421	50,973	152,416	146,463
INTEREST EXPENSE
Deposits	14,033	14,862	42,654	42,440
Borrowings	2,778	1,935	6,359	5,783
Subordinated notes	924	486	2,524	1,456
Total interest expense	17,735	17,283	51,537	49,679
NET INTEREST INCOME	35,686	33,690	100,879	96,784
PROVISION FOR CREDIT LOSSES	3,462	2,309	8,632	5,922
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	32,224	31,381	92,247	90,862
NONINTEREST INCOME
Service charges and fee income	2,424	2,326	6,778	6,894
Bargain purchase gain	1,658	—	1,658	—
Gain on sale of loans	1,468	2,439	6,433	6,111
Gain on sale of investment securities, net	11	—	11	—
Earnings on cash surrender value of BOLI	286	269	808	773
Other noninterest income	329	560	2,039	2,112
Total noninterest income	6,176	5,594	17,727	15,890
NONINTEREST EXPENSE
Salaries and benefits	17,178	14,415	47,602	43,037
Operations	4,616	3,974	10,695	11,243
Occupancy	2,073	1,744	5,887	5,240
Data processing	2,252	1,784	5,672	5,966
Loan costs	803	746	2,585	2,012
Professional and board fees	1,067	1,093	3,141	3,435
Federal Deposit Insurance Corporation (“FDIC”) insurance	630	592	1,788	1,684
Marketing and advertising	450	259	1,204	879
Acquisition costs	2,463	—	3,175	—
Amortization of core deposit intangible	787	787	2,253	2,426
(Recovery) impairment of MSRs	(5)	(6)	(64)	23
Total noninterest expense	32,314	25,388	83,938	75,945
INCOME BEFORE PROVISION FOR INCOME TAXES	6,086	11,587	26,036	30,807
PROVISION FOR INCOME TAXES	1,160	2,410	5,344	5,881
NET INCOME	$4,926	$9,177	$20,692	$24,926
Basic earnings per share	$0.65	$1.20	$2.67	$3.23
Diluted earnings per share	$0.63	$1.18	$2.62	$3.18

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$4,926	$9,177	$20,692	$24,926
Other comprehensive (loss) income:
Securities available-for-sale:
Unrealized (loss) gain during period	(9,652)	3,681	(10,079)	5,640
Income tax benefit (provision) related to unrealized (loss) gain	2,075	(793)	2,167	(1,213)
Reclassification adjustment for realized gain, net included in net income	(11)	—	(11)	—
Income tax provision related to reclassification for realized gain, net	2	—	2	—
Derivative financial instruments:
Unrealized derivative gain (loss) during period	3,174	241	6,844	(3,275)
Income tax (provision) benefit related to unrealized derivative gain (loss)	(687)	(47)	(1,472)	704
Reclassification adjustment for realized gain, net included in net income	(317)	(807)	(771)	(2,634)
Income tax provision related to reclassification, net	68	172	166	565
Other comprehensive (loss) income, net of tax	(5,348)	2,447	(3,154)	(213)
COMPREHENSIVE (LOSS) INCOME	$(422)	$11,624	$17,538	$24,713

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts) (Unaudited)

Three Months Ended September 30, 2026 and 2025

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common Stock		Paid-in	Retained	(Loss) Income,	Stockholders'
	Shares	Amount	Capital	Earnings	Net of Tax	Equity
BALANCE, July 1, 2025	7,618,543	$76	$48,418	$268,509	$(19,800)	$297,203
Net income	—	—	—	9,177	—	9,177
Dividends paid ($0.50 per share)	—	—	—	(3,804)	—	(3,804)
Share-based compensation	—	—	583	—	—	583
Issuance of common stock - employee stock purchase plan	7,328	—	287	—	—	287
Restricted stock awards	37,872	—	—	—	—	—
Common stock repurchased for employee/director taxes paid on restricted stock awards	(10,881)	—	(464)	—	—	(464)
Common stock repurchased – repurchase plan	(123,532)	(1)	(4,897)	—	—	(4,898)
Stock options exercised, net	6,000	—	(20)	—	—	(20)
Other comprehensive income, net of tax	—	—	—	—	2,447	2,447
BALANCE, September 30, 2025	7,535,330	$75	$43,907	$273,882	$(17,353)	$300,511

BALANCE, July 1, 2026	7,423,772	$74	$40,886	$291,635	$(13,635)	$318,960
Net income	—	—	—	4,926	—	4,926
Dividends paid ($0.29 per share)	—	—	—	(2,153)	—	(2,153)
Share-based compensation	—	—	627	—	—	627
Issuance of common stock - Pacific West Acquisition	430,149	4	18,415	—	—	18,419
Issuance of common stock - employee stock purchase plan	7,368	—	319	—	—	319
Restricted stock awards	63,104	1	(1)	—	—	—
Common stock repurchased for employee/director taxes paid on restricted stock awards	(12,362)	—	(538)	—	—	(538)
Common stock repurchased - repurchase plan	(44,664)	—	(2,006)	—	—	(2,006)
Other comprehensive loss, net of tax	—	—	—	—	(5,348)	(5,348)
BALANCE, September 30, 2026	7,867,367	$79	$57,702	$294,408	$(18,983)	$333,206

Nine Months Ended September 30, 2026 and 2025

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common Stock		Paid-in	Retained	Loss,	Stockholders'
	Shares	Amount	Capital	Earnings	Net of Tax	Equity
BALANCE, January 1, 2025	7,833,014	$78	$55,716	$257,113	$(17,140)	$295,767
Net income	—	—	—	24,926	—	24,926
Dividends paid ($1.06 per share)	—	—	—	(8,157)	—	(8,157)
Share-based compensation	—	—	1,621	—	—	1,621
Issuance of common stock- employee stock purchase plan	23,456	—	937	—	—	937
Restricted stock awards	37,872	—	—	—	—	—
Common stock repurchased - repurchase plan	(354,131)	(3)	(13,883)	—	—	(13,886)
Common stock repurchased for employee/director taxes paid on restricted stock awards	(10,881)	—	(464)	—	—	(464)
Stock options exercised, net	6,000	—	(20)	—	—	(20)
Other comprehensive loss, net of tax	—	—	—	—	(213)	(213)
BALANCE, September 30, 2025	7,535,330	$75	$43,907	$273,882	$(17,353)	$300,511

BALANCE, January 1, 2026	7,507,519	$75	$43,251	$280,197	$(15,829)	$307,694
Net income	—	—	—	20,692	—	20,692
Dividends paid ($0.87 per share)	—	—	—	(6,481)	—	(6,481)
Share-based compensation	—	—	1,897	—	—	1,897
Issuance of common stock - Pacific West Acquisition	430,149	4	18,415	—	—	18,419
Issuance of common stock - employee stock purchase plan	25,646	1	1,083	—		1,084
Restricted stock awards	63,104	1	(1)	—	—	—
Common stock repurchased - repurchase plan	(146,689)	(2)	(6,262)	—	—	(6,264)
Common stock repurchased for employee/director taxes paid on restricted stock awards	(26,922)	—	(538)	—	—	(538)
Stock options exercised, net	14,560	—	(143)	—	—	(143)
Other comprehensive loss, net of tax	—	—	—	—	(3,154)	(3,154)
BALANCE, September 30, 2026	7,867,367	$79	$57,702	$294,408	$(18,983)	$333,206

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2026	2025
Net income	$20,692	$24,926
Adjustments to reconcile net income to net cash from operating activities
Provision for credit losses	8,632	5,922
Depreciation, amortization and accretion	7,892	9,444
Bargain purchase gain	(1,658)	—
Compensation expense related to stock options and restricted stock awards	1,897	1,621
Earnings on cash surrender value of BOLI	(808)	(773)
Gain on sale of loans held for sale	(6,433)	(6,111)
Change in fair value on portfolio loans measured under the fair value option	799	(469)
Origination of loans held for sale	(382,038)	(354,231)
Proceeds from sale of loans held for sale	437,906	379,654
Loss on disposed fixed assets	86	—
Gain on sale of investment securities	(11)	—
Gain on purchase of tax credits	(45)	(660)
Purchase of tax credits	(455)	(7,587)
(Recovery) impairment of MSRs	(64)	23
Changes in operating assets and liabilities
Accrued interest receivable	(1,164)	(1,241)
Other assets	3,642	8,146
Other liabilities	4,935	1,294
Net cash from operating activities	93,805	59,958
CASH FLOWS USED BY INVESTING ACTIVITIES
Activity in securities available-for-sale:
Proceeds from sale of investment securities	1,652	—
Maturities, prepayments, and calls	42,705	35,616
Purchases	(59,539)	(61,724)
Activity in securities held-to-maturity:
Purchases	(9,274)	(25,985)
Maturities, prepayments, and calls	5,000	3,000
Maturities of certificates of deposit at other financial institutions	—	1,727
Portfolio loan originations and principal collections, net	(134,356)	(132,008)
Proceeds from sale of portfolio loans	—	2,309
Purchase of portfolio loans	(38,060)	(3,956)
Purchase of premises and equipment	(2,177)	(4,665)
Proceeds from bank owned life insurance death benefits	—	771
Net cash acquired in Pacific West Bank Acquisition	136,133	—
Change in FHLB stock, net	(4,880)	7,646
Capital contributions to affordable housing tax credit investments	(1,065)	—
Net cash used by investing activities	(63,861)	(177,269)
CASH FLOWS (USED BY) FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(242,069)	347,047
Net increase in short term borrowings	313,000	—
Proceeds from long term borrowings	—	626,436
Repayments of long term borrowings	(68,805)	(804,937)
Dividends paid on common stock	(6,481)	(8,157)
Repayment of subordinated notes	(4,000)	—
Disbursements from stock options exercised, net	(143)	(20)
Common stock repurchased for employee/director taxes paid on restricted stock awards	(538)	(464)
Issuance of common stock - employee stock purchase plan	1,084	937
Common stock repurchased	(6,264)	(13,886)
Net cash (used by) from financing activities	(14,216)	146,956
NET INCREASE IN CASH AND CASH EQUIVALENTS	15,728	29,645

CASH AND CASH EQUIVALENTS, beginning of period	28,219	31,635
CASH AND CASH EQUIVALENTS, end of period	$43,947	$61,280

FS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands) (Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on deposits and borrowings	$49,434	$47,460
Income taxes	7,594	89

SUPPLEMENTARY DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Change in fair value on available-for-sale investment securities	$(10,079)	$5,640
Change in fair value on fair value and cash flow hedges	6,065	(5,893)
Unfunded affordable housing tax credit investments new commitments	12,000	—
Retention of gross MSRs from loan sales	2,476	1,242
ROU assets in exchange for lease liabilities	1,493	3,013
Acquisition (Note 2):
Assets acquired	476,464	—
Liabilities assumed	(439,519)	—

See accompanying notes to these consolidated financial statements.

FS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – FS Bancorp, Inc. (the “Company”) was incorporated in September 2011 as the holding company for 1st Security Bank of Washington (the “Bank” or “1st Security Bank”) in connection with the Bank’s conversion from the mutual to stock form of ownership which was completed on July 9, 2012. The Bank is a community-based savings bank with 32 full-service bank branches, a headquarters that also originates loans and accepts deposits, and loan production offices in suburban communities in the greater Puget Sound area, the Kennewick-Pasco-Richland metropolitan area of Washington, also known as the Tri-Cities, Goldendale, Vancouver, and White Salmon, Washington and Manzanita, Newport, Ontario, Tillamook, Waldport, and the Portland metropolitan area of Oregon. The Bank provides loan and deposit services to customers who are predominantly small- and middle-market businesses and individuals. The Company and its subsidiary are subject to regulation by certain federal and state agencies and undergo periodic examination by these regulatory agencies.

On August 19, 2026, the Company completed its acquisition of Pacific West Bancorp (“Pacific West”), pursuant to the Agreement and Plan of Merger dated February 25, 2026 (the “Merger Agreement”) by and between FS Bancorp and Pacific West. Under the terms of the Merger Agreement, Pacific West merged with and into FS Bancorp (“Pacific West Acquisition”), with FS Bancorp as the surviving corporation.  Immediately after the Pacific West Acquisition, FS Bancorp merged Pacific West Bank, a wholly-owned subsidiary of Pacific West, with and into 1st Security Bank of Washington as the surviving bank.  For additional information, see “Note 2 – Business Combination.”

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

The results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or any other future period. The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses (“ACL”).

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

Subsequent Events – The Company has evaluated events and transactions after  September 30, 2026, for potential recognition or disclosure.

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

In December 2025, the FASB issued guidance within ASU 2025-11, Interim Reporting.  The ASU is intended to improve the navigability of the guidance in ASC 270 and clarify when it applies.  Under the amendments, an entity is subject to ASC 270 if it provides “interim financial statements and notes in accordance with GAAP.”  The ASU is effective for interim periods in fiscal years beginning after December 15, 2027, for public business entities, with a one-year deferral for all other entities. Early adoption is permitted for all entities. The Company is currently evaluating the impact of this ASU but does not expect it to have a material effect on its consolidated financial statements.

Application of New Accounting Guidance Adopted in 2026

In November 2025, the FASB issued ASU 2025‑08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans, which makes significant changes to the accounting for certain acquired seasoned loans subject to the CECL model. It does not change the existing models for originated assets, purchased credit deteriorated (“PCD”) assets or other acquired assets. PCD assets are acquired individual financial assets (or acquired groups of financial assets with similar risk characteristics) that as of the date of acquisition have experienced a more-than-insignificant deterioration in credit quality since origination. The ASU creates a new model for certain purchased loans expanding the gross-up approach to a newly created category of purchased seasoned loans (“PSL”). Purchased seasoned loans are accounted for using the gross-up method, with initial ACL recognized through a gross up to loans and the noncredit discount accreted into interest income over the life of the loan. Under this method, the initial ACL is recognized as an increase to the amortized cost basis of the acquired loans, rather than as an immediate credit loss expense. The new standard is effective for annual periods beginning after December 15, 2026 and interim reporting periods within those annual periods. Early adoption is permitted. The Company elected early adoption of this ASU as of January 1, 2026. The adoption of ASU 2025-08 resulted in an increase of $1.8 million in loans receivable classified as PSL and a corresponding increase of $1.8 million in the allowance for credit losses related to the Pacific West Bank Acquisition.

NoTE 2 – Business Combination

The Company completed the Pacific West Acquisition August 19, 2026, pursuant to the Merger Agreement, for total consideration of $35.3 million, consisting of 430,149 shares of FS Bancorp common stock and $16.9 million in cash.  Under the terms of the Merger Agreement, Pacific West merged with and into FS Bancorp, with FS Bancorp as the surviving corporation.  Immediately after the Pacific West Acquisition, FS Bancorp merged Pacific West Bank, a wholly-owned subsidiary of Pacific West, with and into 1st Security Bank of Washington, a wholly-owned subsidiary of FS Bancorp, with 1st Security Bank of Washington as the surviving bank.  Pacific West was formed by local business owners for the community and its principal business activities prior to the acquisition were offering business banking services and commercial lending products.  The primary objective for the acquisition was to expand FS Bancorp’s presence in the Portland metro area and offer additional banking and lending products for former Pacific West customers as well as attract new customers.

The Pacific West Acquisition was accounted for under the acquisition method of accounting and accordingly, the assets acquired and liabilities assumed were recorded at their fair values on August 19, 2026, the date of acquisition.  Determining the fair value of assets and liabilities is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values.  Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as information relative to the closing date fair values become available.

The application of the acquisition method of accounting resulted in a bargain purchase gain of $1.7 million for the three and nine months ended  September 30, 2026 and was reported as a component of noninterest income on our Consolidated Statements of Income. The bargain purchase gain resulted from the negotiated purchase price, which reflected Pacific West’s historical financial performance and earnings profile, being less than the fair value of the identifiable net assets acquired. The gain was also impacted by changes in the estimated fair values of certain assets acquired and liabilities assumed between the announcement and closing of the transaction, including an increase in the value of the core deposit intangible resulting in part from higher market interest rates and the corresponding increased economic value of the acquired deposit relationships. Under the terms of the merger agreement, Pacific West shareholders could elect to receive either FS Bancorp common stock or cash, subject to established proration and adjustment procedures. Pacific West shareholders making a cash election or no election received $12.93 in cash for each share of Pacific West common stock. Because stock elections were oversubscribed, shareholders making a stock election had 82.7% of their Pacific West shares exchanged for FS Bancorp common stock at an exchange ratio of 0.30 shares of FS Bancorp common stock for each Pacific West share, with the remaining 17.3% exchanged for $12.93 in cash per Pacific West share. Cash was also paid in lieu of fractional FS Bancorp shares based on a value of $43.12 per share.

The Company incurred acquisition-related costs of $2.5 million and $3.2 million for the three and nine months ended September 30, 2026, respectively, which were expensed as incurred and are included in acquisition costs in noninterest expense on our Consolidated Statements of Income.

The following table summarizes the consideration paid, the aggregate amount recognized for each major class of assets acquired and liabilities assumed by the Company in the Pacific West Acquisition:

Purchase price of Pacific West	At August 19, 2026
Fair Value of FS Bancorp common stock at $42.82 (1) per share for 430,149 shares		$18,419
Cash paid		16,868
Total purchase price		35,287

Fair value of assets acquired:
Cash and cash equivalents	$153,001
Securities available-for-sale	49,439
Loans receivable, net	252,560
Premises and equipment	5,239
Deferred tax asset	1,516
Cash surrender value of BOLI	4,801
Operating lease right-of-use assets	1,492
Intangible assets – CDI	5,260
Accrued interest receivable and other assets	3,156
Total assets and identifiable intangible assets acquired	$476,464

Fair value of liabilities assumed:
Deposits	$435,614
Accrued interest payable and other liabilities	3,905
Total liabilities assumed	$439,519

Fair value of net assets and identifiable intangible assets acquired		36,945
Bargain purchase gain		$1,658

__________________________

(1) Stock price is as of the closing date.

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above.

Cash and cash equivalents: Carrying amounts approximate fair value due to the short-term nature.

Investment securities: Fair values were based on quoted prices when available or, when not observable, on market-based inputs and valuation models using discounted cash flows.

Loans receivable, net: A third-party valuation was performed to estimate the fair value of the loans held for investment. Each loan was valued individually using discounted cash flow approach, incorporating contractual terms, expected credit losses, prepayment assumptions, and market-based discount rates. The present value of expected cash flows, adjusted for credit loss expectations, was used to determine fair value.

The Company early adopted ASU 2025-08 as of January 1, 2026, on a prospective basis. Under this guidance, the acquired financial assets are to be classified as either PCD, loans that have experienced more than insignificant credit deterioration since origination, or PSL. All loans, other than credit card receivables, that are acquired as part of a business combination accounted for using the acquisition method in accordance with Subtopic 805-20 that do not meet the definition of a PCD loan are determined to be PSLs. Loans acquired are recorded at fair value with no carryover of the related allowance for credit losses. The allowance for credit losses is determined on a collective basis and is allocated to the individual loans. The sum of the loan’s purchase price and the allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. As a result of adopting ASU 2025-08, eligible non-PCD loans acquired in a business combination are accounted for using the gross-up approach applicable to PSLs.

The Company determined, based on risk ratings, nonaccrual status, delinquency, and modifications to borrowers experiencing financial difficulty at the acquisition date, that the acquired loans classified as PSLs had not experienced more than insignificant credit deterioration since origination and, therefore, did not meet the definition of PCD loans. The PSLs had a fair value of $228.0 million, gross contractual amounts receivable of $230.6 million, and contractual cash flows not expected to be collected of $1.8 million at the acquisition date.

The following table provides a reconciliation between the unpaid principal balance of acquired PCD loans and the fair value at the acquisition date:

At August 19, 2026
Unpaid principal balance of PCD loans	$29,819
PCD ACL at acquisition	(2,122)
Non-credit discount on PCD loans	(3,174)
Fair value of PCD loans	$24,523

Premises and equipment: Fair values were determined using a market approach, supported by third-party appraisals and broker opinions of value for land, office buildings, and branch facilities.

Other intangible assets: Core deposit intangible assets represent the value of certain acquired deposit relationships. A third-party valuation was performed to estimate the fair value of the core deposit intangible. Fair value was estimated using a discounted cash flow methodology based on the present value of expected cost savings from utilizing core deposit funding compared to alternative funding sources. Key assumptions included expected customer attrition rates, net maintenance costs of the deposit base, alternative cost of funds, and interest costs associated with customer deposits. The resulting intangible assets are amortized over 10 years.

Deposits: Fair values for demand and savings deposits were estimated to equal the amounts payable on demand at the acquisition date. Fair values for the time deposits were determined using a discounted cash flow approach that applied current market interest rates to the contractual terms of the deposits.

The Company determined that the disclosure requirements related to the amounts of revenues and earnings of Pacific West included in the consolidated statements of operations since the August 19, 2026 acquisition date was impracticable.  The financial and operating results of Pacific West were commingled with the Company’s financial activity and operating results as of the acquisition date.

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three and nine months ended September 30, 2026 and 2025, as if the Pacific West Acquisition had been completed on January 1, 2025. Pro forma adjustments reflect changes in interest income from the accretion of discounts and premiums on acquired loans, changes in interest expense from amortization or accretion of fair value adjustments on interest-bearing deposits, and the amortization of the core deposit intangibles as if the deposits had been acquired on January 1, 2025. These pro forma results have been prepared for illustrative purposes only and are based on estimates and assumptions that have been made solely for purposes of developing such pro forma information and are not necessarily indicative of what the Company’s operating results would have been, had the acquisition actually taken place at the beginning of the previous annual period. The amounts do not reflect anticipated operating cost savings, revenue enhancements, or other synergies expected to result from the Pacific West Acquisition. Actual results may differ from the unaudited pro forma information presented.

	Unaudited Pro Forma for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net interest income	$36,870	$35,965	$109,144	$105,883
Noninterest income (1)	4,680	5,817	17,311	18,438
Net income before provision for income taxes (1)	7,661	11,779	30,055	29,157

__________________________

(1) Pro forma net income before provision for income taxes for the three and nine months ended September 30, 2026 was adjusted to exclude acquisition-related costs of $2.5 million and $3.2 million, respectively, as well as the $1.7 million bargain purchase gain recognized in connection with the transaction. Noninterest income was also adjusted to exclude the bargain purchase gain.  The pro forma results assume the acquisition-related costs and bargain purchase gain were recognized in the first quarter of 2025.

NOTE 3 – INVESTMENTS

The following tables present the amortized costs, unrealized gains, unrealized losses, estimated fair values of securities available-for-sale and held-to-maturity, and the ACL on securities available-for-sale and held-to-maturity at  September 30, 2026 and  December 31, 2025:

	September 30, 2026
				Estimated
	Amortized	Unrealized	Unrealized	Fair
SECURITIES AVAILABLE-FOR-SALE	Cost	Gains	Losses	Values	ACL
U.S. agency securities	$20,276	$60	$(2,582)	$17,754	$—
Corporate securities	18,129	5	(594)	17,540	—
Municipal bonds	85,159	—	(14,390)	70,769	—
Mortgage-backed securities	236,724	272	(13,532)	223,464	—
Asset-backed securities	13,417	27	(786)	12,658	—
Total securities available-for-sale	373,705	364	(31,884)	342,185	—

SECURITIES HELD-TO-MATURITY
Corporate securities	35,966	452	(848)	35,570	377
Municipal bonds	2,145	69	—	2,214	—
Total securities held-to-maturity	38,111	521	(848)	37,784	377

Total securities	$411,816	$885	$(32,732)	$379,969	$377

	December 31, 2025
				Estimated
	Amortized	Unrealized	Unrealized	Fair
SECURITIES AVAILABLE-FOR-SALE	Cost	Gains	Losses	Values	ACL
U.S. agency securities	$20,264	$66	$(2,203)	$18,127	$—
Corporate securities	16,000	5	(619)	15,386	—
Municipal bonds	81,156	4	(9,755)	71,405	—
Mortgage-backed securities	181,849	757	(9,039)	173,567	—
Asset-backed securities	10,828	1	(647)	10,182	—
Total securities available-for-sale	310,097	833	(22,263)	288,667	—

SECURITIES HELD-TO-MATURITY
Corporate securities	31,393	831	(149)	32,075	277
Municipal bonds	2,108	213	—	2,321	—
Total securities held-to-maturity	33,501	1,044	(149)	34,396	277

Total securities	$343,598	$1,877	$(22,412)	$323,063	$277

The following table presents the activity in the ACL on securities held-to-maturity by major security type for the three and nine months ended September 30, 2026 and 2025:

SECURITIES HELD-TO-MATURITY	For the Three Months Ended September 30,
Corporate Securities	2026	2025
Beginning ACL balance	$277	$220
Provision for credit losses	100	—
Total ending ACL balance	$377	$220

SECURITIES HELD-TO-MATURITY	For the Nine Months Ended September 30,
Corporate Securities	2026	2025
Beginning ACL balance	$277	$45
Provision for credit losses	100	175
Total ending ACL balance	$377	$220

Management measures expected credit losses on held-to-maturity debt securities on an individual basis. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Credit loss reserves increased during the period due to new securities purchases replacing called investments, which resulted in longer average lives and a corresponding increase in the calculated reserve. Accrued interest receivable totaled $748,000 and $271,000 on held-to-maturity debt securities and $1.8 million and $1.2 million on available-for-sale debt securities as of  September 30, 2026 and  December 31, 2025, respectively.  Accrued interest receivable on securities is reported in “Accrued interest receivable” on the Consolidated Balance Sheets and is excluded from the calculation of the ACL.

The Company monitors the credit quality of debt securities held-to-maturity quarterly using credit rating, material event notices, and changes in market value. The following table summarizes the amortized cost of debt securities held-to-maturity at the dates indicated, aggregated by credit quality indicator:

	September 30,	December 31,
Corporate securities	2026	2025
BBB	$34,966	$29,521
BB	1,000	1,872
Municipal bonds
A	2,145	2,108
Total	$38,111	$33,501

At  September 30, 2026 and  December 31, 2025, there were no debt securities held-to-maturity that were classified as either nonaccrual or 90 days or more past due and still accruing interest.

The following table presents, as of  September 30, 2026, investment securities which were pledged to secure borrowings, public deposits, or other obligations as permitted or required by law:

	September 30, 2026
Purpose or beneficiary	Carrying Value	Amortized Cost	Fair Value
State and local government public deposits	$20,917	$25,509	$20,917

Investment securities that were in an unrealized loss position at the dates indicated are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position.

	September 30, 2026
	Less than 12 Months		12 Months or Longer		Total
SECURITIES AVAILABLE-FOR-SALE	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency securities	$—	$—	$15,694	$(2,582)	$15,694	$(2,582)
Corporate securities	5,329	(55)	8,461	(539)	13,790	(594)
Municipal bonds	9,818	(286)	60,950	(14,104)	70,768	(14,390)
Mortgage-backed securities	104,991	(2,571)	72,148	(10,961)	177,139	(13,532)
Asset-backed securities	2,212	(3)	5,282	(783)	7,494	(786)
Total securities available-for-sale	122,350	(2,915)	162,535	(28,969)	284,885	(31,884)

SECURITIES HELD-TO-MATURITY
Corporate securities	18,120	(724)	1,876	(124)	19,996	(848)
Total securities held-to-maturity	18,120	(724)	1,876	(124)	19,996	(848)

Total securities	$140,470	$(3,639)	$164,411	$(29,093)	$304,881	$(32,732)

	December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
SECURITIES AVAILABLE-FOR-SALE	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency securities	$—	$—	$16,061	$(2,203)	$16,061	$(2,203)
Corporate securities	3,961	(39)	8,420	(580)	12,381	(619)
Municipal bonds	—	—	70,228	(9,755)	70,228	(9,755)
Mortgage-backed securities	35,194	(380)	64,321	(8,659)	99,515	(9,039)
Asset-backed securities	3,047	(25)	6,644	(622)	9,691	(647)
Total securities available-for-sale	42,202	(444)	165,674	(21,819)	207,876	(22,263)

SECURITIES HELD-TO-MATURITY
Corporate securities	6,788	(84)	935	(65)	7,723	(149)
Total securities held-to-maturity	6,788	(84)	935	(65)	7,723	(149)

Total securities	$48,990	$(528)	$166,609	$(21,884)	$215,599	$(22,412)

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

All of the available-for-sale mortgage-backed securities and asset-backed securities in an unrealized loss position are issued or guaranteed by government-sponsored enterprises, and the available-for-sale corporate securities are all investment grade and monitored for rating or outlook changes. Based on the Company’s evaluation of these securities, no credit impairment was recorded for the three and nine months ended September 30, 2026 and 2025.

The contractual maturities of securities available-for-sale and held-to-maturity at the dates indicated are listed below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay the obligations; therefore, these securities are classified separately with no specific maturity date.

	September 30, 2026		December 31, 2025
SECURITIES AVAILABLE-FOR-SALE	Amortized	Fair	Amortized	Fair
U.S. agency securities	Cost	Value	Cost	Value
Due after one year through five years	$6,986	$6,572	$4,976	$4,785
Due after five years through ten years	13,290	11,182	15,288	13,342
Subtotal	20,276	17,754	20,264	18,127
Corporate securities
Due within one year	10,000	9,954	6,000	6,001
Due after one year through five years	5,727	5,665	8,000	7,858
Due after five years through ten years	2,402	1,921	2,000	1,527
Subtotal	18,129	17,540	16,000	15,386
Municipal bonds
Due after one year through five years	3,579	3,434	2,135	2,137
Due after five years through ten years	11,825	10,633	7,080	6,441
Due after ten years	69,755	56,702	71,941	62,827
Subtotal	85,159	70,769	81,156	71,405
Mortgage-backed securities
Federal National Mortgage Association (“FNMA”)	88,249	79,491	82,555	75,492
Federal Home Loan Mortgage Corporation (“FHLMC”)	63,639	61,604	47,170	46,556
Government National Mortgage Association (“GNMA”)	84,836	82,369	52,124	51,519
Subtotal	236,724	223,464	181,849	173,567
Asset-backed securities
Due within one year	212	210	130	129
Due after one year through five years	136	133	743	730
Due after five years through ten years	2,298	2,086	2,598	2,458
Due after ten years	10,771	10,229	7,357	6,865
Subtotal	13,417	12,658	10,828	10,182
Total securities available-for-sale	373,705	342,185	310,097	288,667

SECURITIES HELD-TO-MATURITY
Corporate securities
Due in one year or less	—	—	—	—
Due after one year through five years	1,000	968	3,000	2,986
Due after five years through ten years	34,966	34,602	26,143	26,839
Due after ten years	—	—	2,250	2,250
Subtotal	35,966	35,570	31,393	32,075
Municipal bonds
Due after five years through ten years	—	—	—	—
Due after ten years	2,145	2,214	2,108	2,321
Subtotal	2,145	2,214	2,108	2,321
Total securities held-to-maturity	38,111	37,784	33,501	34,396
Total securities	$411,816	$379,969	$343,598	$323,063

The proceeds and resulting gains and losses from sales of securities available-for-sale for the three and nine months ended  September 30, 2026:

	For the Three Months Ended September 30, 2026
		Gross	Gross
	Proceeds	Gains	(Losses)
Securities available-for-sale	$1,652	$11	$—

	For the Nine Months Ended September 30, 2026
		Gross	Gross
	Proceeds	Gains	(Losses)
Securities available-for-sale	$1,652	$11	$—

There were no sales of securities available-for-sale for the three and nine months ended  September 30, 2025.

NOTE 4 – LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES – LOANS

The composition of the loan portfolio was as follows at the dates indicated:

	September 30,	December 31,
	2026	2025
COMMERCIAL REAL ESTATE ("CRE") LOANS
CRE owner occupied	$224,764	$176,078
CRE non-owner occupied	298,385	177,113
Commercial and speculative construction and development	393,005	354,130
Multi-family	297,955	262,150
Total CRE loans	1,214,109	969,471
RESIDENTIAL REAL ESTATE LOANS
One-to-four-family	758,537	628,761
Home equity	93,020	88,271
Residential custom construction	56,677	42,329
Total residential real estate	908,234	759,361
CONSUMER LOANS
Indirect home improvement	493,505	525,842
Marine	68,838	68,115
Other consumer	21,714	3,029
Total consumer loans	584,057	596,986
COMMERCIAL BUSINESS LOANS
Commercial and industrial (“C&I”)	322,572	301,111
Warehouse lending	15,620	28,180
Total commercial business loans	338,192	329,291
Total loans receivable, gross	3,044,592	2,655,109
ACL on loans	(36,463)	(31,937)
Total loans receivable, net	$3,008,129	$2,623,172

The loans listed above for  September 30, 2026, include $252.6 million of loans acquired at fair value on August 19, 2026, as part of the Pacific West Acquisition.

Loan amounts are net of unearned loan fees in excess of unamortized costs, unamortized net discounts on acquired loans, and premiums on purchased loans of $10.9 million as of  September 30, 2026, and $8.6 million as of  December 31, 2025. Net loans do not include accrued interest receivable.

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

At  September 30, 2026, the Company held approximately $1.13 billion in loans that are pledged as collateral for FHLB borrowings, compared to approximately $1.08 billion at  December 31, 2025. The Company held approximately $549.4 million in loans that are pledged as collateral for the Federal Reserve Bank of San Francisco (the “FRB”) line of credit at  September 30, 2026, compared to approximately $580.9 million at  December 31, 2025.

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

Commercial Business Loans

C&I Lending. C&I loans originated by the Company to local small- and mid-sized businesses in its market area are secured primarily by accounts receivable, inventory, and personal property, plant and equipment. Some C&I loans purchased by the Company are outside of its market area. C&I loans are made based on the borrower’s ability to repay from the cash flow of the borrower’s business. At  September 30, 2026 and  December 31, 2025, C&I loans included Small Business Administration and United States Department of Agriculture guaranteed certificates of $37.8 million and $44.8 million, respectively.

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

Allowance for Credit Losses

The following tables detail activity in the ACL on loans by loan categories at or for the three and nine months ended September 30, 2026 and 2025:

	At or For the Three Months Ended September 30, 2026
		Residential		Commercial
ACL ON LOANS	CRE	Real Estate	Consumer	Business	Total
Beginning balance	$5,161	$7,518	$16,699	$1,787	$31,165
Pacific West Acquisition day 1 ACL	3,107	191	285	314	3,897
Provision for credit losses on loans	406	625	1,355	568	2,954
Charge-offs	—	—	(2,134)	(1)	(2,135)
Recoveries	—	—	532	50	582
Net (charge-offs) recoveries	—	—	(1,602)	49	(1,553)
Ending balance	$8,674	$8,334	$16,737	$2,718	$36,463

	At or For the Three Months Ended September 30, 2025
		Residential		Commercial
ACL ON LOANS	CRE	Real Estate	Consumer	Business	Total
Beginning balance	$7,070	$7,654	$15,075	$2,390	$32,189
Provision for (reversal of) credit losses on loans	22	(165)	2,452	(457)	1,852
Charge-offs	(2,300)	—	(2,044)	—	(4,344)
Recoveries	—	—	350	9	359
Net (charge-offs) recoveries	(2,300)	—	(1,694)	9	(3,985)
Ending balance	$4,792	$7,489	$15,833	$1,942	$30,056

	At or For the Nine Months Ended September 30, 2026
		Residential		Commercial
ACL ON LOANS	CRE	Real Estate	Consumer	Business	Total
Beginning balance	$5,959	$7,402	$15,934	$2,642	$31,937
Pacific West Acquisition day 1 ACL	3,107	191	285	314	3,897
Provision for (reversal of) credit losses on loans	1,885	741	5,633	(96)	8,163
Charge-offs	(2,277)	—	(6,877)	(270)	(9,424)
Recoveries	—	—	1,762	128	1,890
Net charge-offs	(2,277)	—	(5,115)	(142)	(7,534)
Ending balance	$8,674	$8,334	$16,737	$2,718	$36,463

	At or For the Nine Months Ended September 30, 2025
		Residential		Commercial
ACL ON LOANS	CRE	Real Estate	Consumer	Business	Total
Beginning balance	$7,001	$7,440	$14,185	$3,244	$31,870
Provision for (reversal of) credit losses on loans	91	49	5,880	(948)	5,072
Charge-offs	(2,300)	—	(5,321)	(433)	(8,054)
Recoveries	—	—	1,089	79	1,168
Net charge-offs	(2,300)	—	(4,232)	(354)	(6,886)
Ending balance	$4,792	$7,489	$15,833	$1,942	$30,056

The increase in the provision for credit losses on loans for the three and nine months ended September 30, 2026, was primarily attributable to higher charge-offs in the consumer and CRE portfolios, as well as higher organic loan growth during the three months ended September 30, 2026.

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

The following tables present the amortized cost basis of loans that were both experiencing financial difficulty and modified during the three and nine months ended  September 30, 2026 and 2025, by class and by type of modification. The tables also present the percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty relative to the total amortized cost basis of each class of financing receivable, as well as the financial effect of the modification.

	For the Three Months Ended September 30, 2026			For the Nine Months Ended September 30, 2026
			Weighted-			Weighted-
			Average			Average
	Combination		Term	Combination		Term
	Term	Total	Extension	Term	Total	Extension
	Extension	Class of	Payment	Extension	Class of	Payment
COMMERCIAL BUSINESS	Payment	Financing	Delay	Payment	Financing	Delay
LOANS	Delay	Receivable	(in years)	Delay	Receivable	(in years)
C&I	$—	—%	—	$545	0.2%	1.0

	For the Three Months Ended September 30, 2025			For the Nine Months Ended September 30, 2025
			Weighted-			Weighted-
			Average			Average
	Combination		Term	Combination		Term
	Term	Total	Extension	Term	Total	Extension
	Extension	Class of	Payment	Extension	Class of	Payment
	Payment	Financing	Delay	Payment	Financing	Delay
CRE LOANS	Delay	Receivable	(in years)	Delay	Receivable	(in years)
CRE owner occupied	$1,203	0.7%	3.3	$1,203	0.7%	3.3

As of  September 30, 2026, there were no commitments to lend additional funds to borrowers experiencing financial difficulty whose terms had been modified during the nine months ended  September 30, 2026. As of December 31, 2025, there were no commitments to lend additional funds to borrowers experiencing financial difficulty whose terms had been modified during the year ended December 31, 2025.

The Company closely monitors the performance of loans modified to borrowers experiencing financial difficulty to evaluate the effectiveness of its modification efforts.  There were no loans modified within the prior 12 months that were delinquent as of  September 30, 2026. The following table presents the performance of such loans that were modified within the prior 12 months as of  September 30, 2025:

	September 30, 2025
	30-59	60-89
	Days	Days	90 Days	Total
	Past	Past	or More	Past
CRE LOANS	Due	Due	Past Due	Due
Commercial and speculative construction and development	$—	$—	$9,150	$9,150
COMMERCIAL BUSINESS LOANS
C&I	$—	$—	$199	$199
Total loans	$—	$—	$9,349	$9,349

There were no loans to borrowers experiencing financial difficulty that had a payment default during the three and nine months ended  September 30, 2026 and 2025, and were modified in the 12 months prior to that default.

Nonaccrual and Past Due Loans

The following tables provide information pertaining to the aging analysis of contractually past due loans and nonaccrual loans at  September 30, 2026 and  December 31, 2025:

	September 30, 2026
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
CRE LOANS	Due	Due	Past Due	Due	Current	Receivable	Accrual (1)
CRE owner occupied	$—	$—	$1,194	$1,194	$223,570	$224,764	$3,542
CRE non-owner occupied	—	—	—	—	298,385	298,385	5,623
Commercial and speculative construction and development	—	—	7,824	7,824	385,181	393,005	7,824
Multi-family	—	—	130	130	297,825	297,955	130
Total CRE loans	—	—	9,148	9,148	1,204,961	1,214,109	17,119
RESIDENTIAL REAL ESTATE LOANS
One-to-four-family (excludes loans held for sale)	—	540	1,201	1,741	756,796	758,537	2,327
Home equity	269	65	—	334	92,686	93,020	520
Residential custom construction	—	—	—	—	56,677	56,677	—
Total residential real estate loans	269	605	1,201	2,075	906,159	908,234	2,847
CONSUMER LOANS
Indirect home improvement	4,339	2,155	720	7,214	486,291	493,505	4,421
Marine	758	62	87	907	67,931	68,838	540
Other consumer	17	29	1	47	21,667	21,714	15
Total consumer loans	5,114	2,246	808	8,168	575,889	584,057	4,976
COMMERCIAL BUSINESS LOANS
C&I	28	931	199	1,158	321,414	322,572	199
Warehouse lending	—	—	—	—	15,620	15,620	—
Total commercial business loans	28	931	199	1,158	337,034	338,192	199
Total loans	$5,411	$3,782	$11,356	$20,549	$3,024,043	$3,044,592	$25,141

	December 31, 2025
	30-59	60-89
	Days	Days	90 Days	Total		Total
	Past	Past	or More	Past		Loans	Non-
CRE LOANS	Due	Due	Past Due	Due	Current	Receivable	Accrual (1)
CRE owner occupied	$587	$—	$844	$1,431	$174,647	$176,078	$2,049
CRE non-owner occupied	—	—	—	—	177,113	177,113	—
Commercial and speculative construction and development	—	—	9,236	9,236	344,894	354,130	9,236
Multi-family	—	—	—	—	262,150	262,150	—
Total CRE loans	587	—	10,080	10,667	958,804	969,471	11,285
RESIDENTIAL REAL ESTATE LOANS
One-to-four-family (excludes loans held for sale)	1,244	214	84	1,542	627,219	628,761	1,778
Home equity	228	—	71	299	87,972	88,271	390
Residential custom construction	—	—	—	—	42,329	42,329	—
Total residential real estate loans	1,472	214	155	1,841	757,520	759,361	2,168
CONSUMER LOANS
Indirect home improvement	4,829	2,292	1,480	8,601	517,241	525,842	4,256
Marine	254	9	69	332	67,783	68,115	454
Other consumer	54	27	1	82	2,947	3,029	2
Total consumer loans	5,137	2,328	1,550	9,015	587,971	596,986	4,712
COMMERCIAL BUSINESS LOANS
C&I	122	—	580	702	300,409	301,111	580
Warehouse lending	—	—	—	—	28,180	28,180	—
Total commercial business loans	122	—	580	702	328,589	329,291	580
Total loans	$7,318	$2,542	$12,365	$22,225	$2,632,884	$2,655,109	$18,745

(1)	Includes loans less than 90 days past due, as applicable.

There were no loans 90 days or more past due and still accruing interest at both  September 30, 2026 and  December 31, 2025.

There were $1.2 million and $156,000 in residential real estate loans in the process of foreclosure at  September 30, 2026 and  December 31, 2025, respectively.

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

	September 30, 2026
								Revolving
								Loans
CRE LOANS	Term Loans by Year of Origination						Revolving	Converted	Total
CRE owner occupied	2026	2025	2024	2023	2022	Prior	Loans	to Term	Loans
Pass	$24,585	$41,556	$9,946	$21,308	$42,006	$37,763	$22	$—	$177,186
Watch	97	687	4,340	5,684	3,652	15,776	—	—	30,236
Special mention	—	—	252	5,848	—	7,018	—	—	13,118
Substandard	—	—	2,948	—	—	1,276	—	—	4,224
Total CRE owner occupied	24,682	42,243	17,486	32,840	45,658	61,833	22	—	224,764
CRE non-owner occupied
Pass	75,525	19,727	8,736	17,170	50,988	109,876	—	—	282,022
Watch	—	—	—	2,745	—	—	—	—	2,745
Special mention	—	—	—	851	—	2,815	—	—	3,666
Substandard	25	—	—	3,002	1,327	5,598	—	—	9,952
Total CRE non-owner occupied	75,550	19,727	8,736	23,768	52,315	118,289	—	—	298,385
Commercial and speculative construction and development
Pass	110,460	187,840	46,038	150	22,402	10,618	7,673	—	385,181
Substandard	—	—	660	—	7,164	—	—	—	7,824
Total commercial and speculative construction and development	110,460	187,840	46,698	150	29,566	10,618	7,673	—	393,005
Commercial and speculative construction and development gross charge-offs	—	—	—	—	2,277	—	—	—	2,277
Multi-family
Pass	17,202	28,765	23,637	9,259	23,513	192,272	—	—	294,648
Substandard	—	130	—	—	—	3,177	—	—	3,307
Total multi-family	17,202	28,895	23,637	9,259	23,513	195,449	—	—	297,955
Total CRE loans	$227,894	$278,705	$96,557	$66,017	$151,052	$386,189	$7,695	$—	$1,214,109
Total CRE loans gross charge-offs	$—	$—	$—	$—	$2,277	$—	$—	$—	$2,277

	September 30, 2026
RESIDENTIAL								Revolving
REAL ESTATE LOANS								Loans
One-to-four-family	Term Loans by Year of Origination						Revolving	Converted	Total
(excludes loans held for sale)	2026	2025	2024	2023	2022	Prior	Loans	to Term	Loans
Pass	$203,045	$80,285	$36,321	$83,785	$141,317	$208,123	$—	$—	$752,876
Watch	—	—	—	—	694	—	—	—	694
Special mention	—	—	—	672	154	—	—	—	826
Substandard	—	—	—	430	665	3,046	—	—	4,141
Total one-to-four-family	203,045	80,285	36,321	84,887	142,830	211,169	—	—	758,537
Home equity
Pass	8,085	3,387	828	1,188	266	6,984	70,362	1,400	92,500
Substandard	—	—	—	—	—	72	448	—	520
Total home equity	8,085	3,387	828	1,188	266	7,056	70,810	1,400	93,020
Residential custom construction
Pass	27,601	25,394	2,278	815	589	—	—	—	56,677
Total residential custom construction	27,601	25,394	2,278	815	589	—	—	—	56,677
Total residential real estate loans	$238,731	$109,066	$39,427	$86,890	$143,685	$218,225	$70,810	$1,400	$908,234

	September 30, 2026
								Revolving
								Loans
CONSUMER LOANS	Term Loans by Year of Origination						Revolving	Converted	Total
Indirect home improvement	2026	2025	2024	2023	2022	Prior	Loans	to Term	Loans
Pass	$70,314	$85,242	$52,821	$83,058	$109,505	$88,144	$—	$—	$489,084
Substandard	89	687	811	906	1,068	860	—	—	4,421
Total indirect home improvement	70,403	85,929	53,632	83,964	110,573	89,004	—	—	493,505
Indirect home improvement gross charge-offs	82	1,114	1,247	1,331	1,372	1,296	—	—	6,442
Marine
Pass	11,730	6,284	8,583	7,902	14,699	19,100	—	—	68,298
Substandard	—	25	—	—	109	406	—	—	540
Total marine	11,730	6,309	8,583	7,902	14,808	19,506	—	—	68,838
Marine gross charge-offs	—	7	39	4	123	95	—	—	268
Other consumer
Pass	3,687	4,429	3,267	5,350	2,655	86	2,225	—	21,699
Substandard	—	—	8	—	—	—	7	—	15
Total other consumer	3,687	4,429	3,275	5,350	2,655	86	2,232	—	21,714
Other consumer gross charge-offs	—	5	—	—	1	78	83	—	167
Total consumer loans	$85,820	$96,667	$65,490	$97,216	$128,036	$108,596	$2,232	$—	$584,057
Total consumer loans gross charge-offs	$82	$1,126	$1,286	$1,335	$1,496	$1,469	$83	$—	$6,877

	September 30, 2026
								Revolving
COMMERCIAL								Loans
BUSINESS LOANS	Term Loans by Year of Origination						Revolving	Converted	Total
C&I	2026	2025	2024	2023	2022	Prior	Loans	to Term	Loans
Pass	$15,213	$33,049	$49,555	$24,984	$12,347	$17,545	$129,608	$4,636	$286,937
Watch	24	18,043	390	398	486	363	6,074	—	25,778
Special mention	272	218	—	—	—	469	5,431	—	6,390
Substandard	—	172	42	17	56	1,884	397	899	3,467
Total C&I	15,509	51,482	49,987	25,399	12,889	20,261	141,510	5,535	322,572
C&I gross charge-offs	—	—	—	83	—	38	149	—	270
Warehouse lending
Pass	—	—	—	—	—	—	15,617	—	15,617
Special mention	—	—	—	—	—	—	3	—	3
Total warehouse lending	—	—	—	—	—	—	15,620	—	15,620
Total commercial business loans	$15,509	$51,482	$49,987	$25,399	$12,889	$20,261	$157,130	$5,535	$338,192
Total commercial business loans gross charge-offs	$—	$—	$—	$83	$—	$38	$149	$—	$270

TOTAL LOANS RECEIVABLE, GROSS
Pass	$567,447	$515,958	$242,010	$254,969	$420,287	$690,511	$225,507	$6,036	$2,922,725
Watch	121	18,730	4,730	8,827	4,832	16,139	6,074	—	59,453
Special mention	272	218	252	7,371	154	10,302	5,434	—	24,003
Substandard	114	1,014	4,469	4,355	10,389	16,319	852	899	38,411
Total loans receivable, gross	$567,954	$535,920	$251,461	$275,522	$435,662	$733,271	$237,867	$6,935	$3,044,592
Total gross charge-offs	$82	$1,126	$1,286	$1,418	$3,773	$1,507	$232	$—	$9,424

	December 31, 2025
								Revolving
								Loans
CRE LOANS	Term Loans by Year of Origination						Revolving	Converted	Total
CRE owner occupied	2025	2024	2023	2022	2021	Prior	Loans	to Term	Loans
Pass	$37,809	$4,148	$21,485	$35,169	$10,625	$34,840	$—	$—	$144,076
Watch	142	600	4,084	6,167	14,137	4,438	—	—	29,568
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,434	—	—	2,434
Total CRE owner occupied	37,951	4,748	25,569	41,336	24,762	41,712	—	—	176,078
CRE non-owner occupied
Pass	9,467	8,362	15,734	49,708	34,888	51,951	—	475	170,585
Special mention	—	—	—	1,354	—	2,113	—	—	3,467
Substandard	—	—	3,061	—	—	—	—	—	3,061
Total CRE non-owner occupied	9,467	8,362	18,795	51,062	34,888	54,064	—	475	177,113
Commercial and speculative construction and development
Pass	188,568	96,592	19,623	22,343	10,004	63	7,701	—	344,894
Substandard	—	—	—	9,236	—	—	—	—	9,236
Total commercial and speculative construction and development	188,568	96,592	19,623	31,579	10,004	63	7,701	—	354,130
Commercial and speculative construction and development gross charge-offs	—	—	—	2,300	—	—	—	—	2,300
Multi-family
Pass	26,491	20,750	7,017	19,921	85,961	102,010	—	—	262,150
Total multi-family	26,491	20,750	7,017	19,921	85,961	102,010	—	—	262,150
Total CRE loans	$262,477	$130,452	$71,004	$143,898	$155,615	$197,849	$7,701	$475	$969,471
Total CRE loans gross charge-offs	$—	$—	$—	$2,300	$—	$—	$—	$—	$2,300

	December 31, 2025
RESIDENTIAL								Revolving
REAL ESTATE LOANS								Loans
One-to-four-family	Term Loans by Year of Origination						Revolving	Converted	Total
(excludes loans held for sale)	2025	2024	2023	2022	2021	Prior	Loans	to Term	Loans
Pass	$93,883	$56,292	$102,074	$149,010	$97,732	$124,942	$—	$502	$624,435
Watch	—	—	—	710	—	—	—	—	710
Substandard	—	—	673	—	—	2,943	—	—	3,616
Total one-to-four-family	93,883	56,292	102,747	149,720	97,732	127,885	—	502	628,761
Home equity
Pass	11,609	1,595	1,615	287	1,189	6,432	65,154	—	87,881
Substandard	—	—	—	—	—	80	310	—	390
Total home equity	11,609	1,595	1,615	287	1,189	6,512	65,464	—	88,271
Residential custom construction
Pass	31,650	8,097	1,230	1,352	—	—	—	—	42,329
Total residential custom construction	31,650	8,097	1,230	1,352	—	—	—	—	42,329
Total residential real estate loans	$137,142	$65,984	$105,592	$151,359	$98,921	$134,397	$65,464	$502	$759,361

	December 31, 2025
								Revolving
								Loans
CONSUMER LOANS	Term Loans by Year of Origination						Revolving	Converted	Total
Indirect home improvement	2025	2024	2023	2022	2021	Prior	Loans	to Term	Loans
Pass	$111,727	$67,451	$100,504	$131,844	$58,058	$52,002	$—	$—	$521,586
Substandard	434	792	1,011	1,124	323	572	—	—	4,256
Total indirect home improvement	112,161	68,243	101,515	132,968	58,381	52,574	—	—	525,842
Indirect home improvement gross charge-offs	261	1,763	1,647	2,025	884	753	—	—	7,333
Marine
Pass	7,619	10,210	9,647	17,126	7,366	15,693	—	—	67,661
Substandard	—	—	5	111	94	244	—	—	454
Total marine	7,619	10,210	9,652	17,237	7,460	15,937	—	—	68,115
Marine gross charge-offs	—	63	42	—	11	101	—	—	217
Other consumer
Pass	255	94	37	88	6	108	2,439	—	3,027
Substandard	—	—	—	1	—	—	1	—	2
Total other consumer	255	94	37	89	6	108	2,440	—	3,029
Other consumer gross charge-offs	—	6	—	—	2	56	117	—	181
Total consumer loans	$120,035	$78,547	$111,204	$150,294	$65,847	$68,619	$2,440	$—	$596,986
Total consumer loans gross charge-offs	$261	$1,832	$1,689	$2,025	$897	$910	$117	$—	$7,731

	December 31, 2025
								Revolving
COMMERCIAL								Loans
BUSINESS LOANS	Term Loans by Year of Origination						Revolving	Converted	Total
C&I	2025	2024	2023	2022	2021	Prior	Loans	to Term	Loans
Pass	$48,052	$55,033	$18,762	$12,437	$12,048	$11,105	$123,306	$2,121	$282,864
Watch	—	—	—	—	1,017	—	6,303	16	7,336
Special mention	—	—	5,000	—	—	1,391	648	—	7,039
Substandard	191	—	84	—	1,592	1,199	806	—	3,872
Total C&I	48,243	55,033	23,846	12,437	14,657	13,695	131,063	2,137	301,111
C&I gross charge-offs	—	—	—	—	433	—	—	—	433
Warehouse lending
Pass	—	—	—	—	—	—	28,177	—	28,177
Special mention	—	—	—	—	—	—	3	—	3
Total warehouse lending	—	—	—	—	—	—	28,180	—	28,180
Total commercial business loans	$48,243	$55,033	$23,846	$12,437	$14,657	$13,695	$159,243	$2,137	$329,291
Total commercial business loans gross charge-offs	$—	$—	$—	$—	$433	$—	$—	$—	$433

TOTAL LOANS RECEIVABLE, GROSS
Pass	$567,130	$328,624	$297,728	$439,285	$317,877	$399,146	$226,777	$3,098	$2,579,665
Watch	142	600	4,084	6,877	15,154	4,438	6,303	16	37,614
Special mention	—	—	5,000	1,354	—	3,504	651	—	10,509
Substandard	625	792	4,834	10,472	2,009	7,472	1,117	—	27,321
Total loans receivable, gross	$567,897	$330,016	$311,646	$457,988	$335,040	$414,560	$234,848	$3,114	$2,655,109
Total gross charge-offs	$261	$1,832	$1,689	$4,325	$1,330	$910	$117	$—	$10,464

The following table presents the amortized cost basis of loans on nonaccrual status as of the dates indicated:

	September 30, 2026			December 31, 2025
	Nonaccrual with	Nonaccrual with	Total	Nonaccrual with	Nonaccrual with	Total
CRE LOANS	No ACL	ACL	Nonaccrual	No ACL	ACL	Nonaccrual
CRE owner occupied	$3,542	$—	$3,542	$2,049	$—	$2,049
CRE non-owner occupied	—	5,623	5,623	—	—	—
Commercial and speculative construction and development	7,824	—	7,824	—	9,236	9,236
Multi-family	130	—	130	—	—	—
Total	11,496	5,623	17,119	2,049	9,236	11,285

RESIDENTIAL REAL ESTATE LOANS
One-to-four-family	2,327	—	2,327	1,778	—	1,778
Home equity	520	—	520	390	—	390
Total	2,847	—	2,847	2,168	—	2,168

CONSUMER LOANS
Indirect home improvement	—	4,421	4,421	—	4,256	4,256
Marine	—	540	540	—	454	454
Other consumer	—	15	15	—	2	2
Total	—	4,976	4,976	—	4,712	4,712
COMMERCIAL BUSINESS LOANS
C&I	199	—	199	415	165	580
Total	$14,542	$10,599	$25,141	$4,632	$14,113	$18,745

The Company recognized interest income on a cash basis for nonaccrual loans of $151,000 and $146,000 during the three months ended  September 30, 2026 and 2025, and $425,000 and $391,000 during the nine months ended  September 30, 2026 and 2025, respectively.

The following table presents the amortized cost basis of collateral dependent loans by class of loans as of the dates indicated:

	September 30, 2026				December 31, 2025
		Residential	Other			Residential	Other
		Real	Non-Real			Real	Non-Real
CRE LOANS	CRE	Estate	Estate	Total	CRE	Estate	Estate	Total
CRE owner occupied	$3,542	$—	$—	$3,542	$2,049	$—	$—	$2,049
CRE non-owner occupied	5,623	—	—	5,623	—	—	—	—
Commercial and speculative construction and development	7,824	—	—	7,824	9,236	—		9,236
Multi-family	130	—	—	130	—	—	—	—
Subtotal	17,119	—	—	17,119	11,285	—	—	11,285

RESIDENTIAL REAL ESTATE LOANS
One-to-four-family	—	2,327	—	2,327	—	1,778	—	1,778
Home equity	—	520	—	520	—	390	—	390
Subtotal	—	2,847	—	2,847	—	2,168	—	2,168

CONSUMER LOANS
Indirect home improvement	—	—	4,421	4,421	—	—	4,256	4,256
Marine	—	—	540	540	—	—	454	454
Subtotal	—	—	4,961	4,961	—	—	4,710	4,710
COMMERCIAL BUSINESS LOANS
C&I	—	—	199	199	—	—	398	398
Total	$17,119	$2,847	$5,160	$25,126	$11,285	$2,168	$5,108	$18,561

NOTE 5 – MORTGAGE SERVICING RIGHTS

Loans serviced for others are not included on the Consolidated Balance Sheets. The unpaid principal balance of residential mortgage loans serviced for others was $1.71 billion and $1.67 billion at  September 30, 2026 and  December 31, 2025, respectively. Custodial escrow balances maintained in connection with loans serviced for others were $20.0 million and $10.9 million at  September 30, 2026 and  December 31, 2025, respectively.

The following table summarizes MSRs activity at or for the dates indicated:

	At or For the Three Months Ended
	September 30,
	2026	2025
Beginning balance, at the lower of cost or fair value	$8,912	$8,652
Additions	661	510
MSRs amortized	(691)	(662)
Recovery of MSRs	5	6
Ending balance, at the lower of cost or fair value	$8,887	$8,506

	At or For the Nine Months Ended
	September 30,
	2026	2025
Beginning balance, at the lower of cost or fair value	$8,608	$9,204
Additions	2,476	1,242
MSRs amortized	(2,261)	(1,917)
Recovery (impairment) of MSRs	64	(23)
Ending balance, at the lower of cost or fair value	$8,887	$8,506

The fair value of the MSRs asset was $27.2 million and $21.8 million at  September 30, 2026 and  December 31, 2025, respectively.  Changes in the fair value of MSRs are primarily affected by changes in assumptions used to estimate discounted cash flows, including loan prepayment speeds and changes in discount rates, which are influenced by market interest rates.  A significant change in prepayments of the loans in the MSRs portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of MSRs.

Key economic assumptions used in estimating the current fair value of single-family MSRs are presented in the table below. The table also presents the sensitivity of the fair value of the MSR portfolio to adverse changes in key valuation assumptions. Two sets of sensitivities are provided: (i) prepayment sensitivity, reflecting the impact of 10% and 20% adverse relative changes in prepayment speeds while holding the discount rate constant; and (ii) discount rate sensitivity, reflecting the impact of 10% and 20% adverse relative changes in the discount rate while holding the prepayment assumption constant.

	September 30,	December 31,
	2026	2025
Aggregate portfolio principal balance	$1,714,450	$1,673,501
Weighted average rate of loans in MSRs portfolio	4.6%	4.4%
Fair value of MSRs	$27,225	$21,800
Weighted average life in years	9.1	7.7
Weighted average constant prepayment rate	5.6%	8.5%
Decline in fair value from 10% adverse change (prepayment)	$709	$736
Decline in fair value from 20% adverse change (prepayment)	$857	$1,253
Effective discount rate	9.1%	9.1%
Decline in fair value from 10% adverse change (discount rate)	$1,220	$899
Decline in fair value from 20% adverse change (discount rate)	$2,343	$1,730

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

The Company recorded $1.1 million and $1.1 million for gross contractually specified servicing fees, late fees, and other ancillary fees resulting from servicing of loans for the three months ended  September 30, 2026 and 2025, respectively, and $3.4 million and $3.3 million for the nine months ended  September 30, 2026 and 2025, respectively. The related income, net of amortization of MSRs, is reported in “Service charges and fee income” on the Consolidated Statements of Income.

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

The Company expects that approximately $1.7 million will be reclassified from accumulated other comprehensive loss as a decrease to interest expense over the next 12 months related to these cash flow hedges.

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

The following amounts were recorded on the balance sheet related to cumulative-basis adjustment for fair value hedges for the dates indicated:

Line item in the Consolidated Balance Sheets in which the hedged item is included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
September 30, 2026
Investment securities (1)	$55,560	$4,440
Total	$55,560	$4,440

December 31, 2025
Investment securities (1)	$57,869	$2,131
Total	$57,869	$2,131

(1)

These amounts include the amortized cost basis of closed portfolios used in designated hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At  September 30, 2026, the amortized cost basis of the closed portfolios used in these hedging relationships was $174.6 million; the cumulative basis adjustments associated with these hedging relationships was $4.4 million; and the amount of the designated hedged items was $60 million.  At  December 31, 2025, the amortized cost basis of the closed portfolios used in these hedging relationships was $179.4 million; the cumulative basis adjustment associated with these hedging relationships was a loss of $2.1 million; and the amount of the designated hedged items was $60.0 million.

The following tables summarize the Company’s derivative instruments at the dates indicated. The Company recognizes derivative assets and liabilities in “Other assets” and “Other liabilities,” respectively, on the Consolidated Balance Sheets, as follows:

	September 30, 2026
		Fair Value
Cash flow and fair value hedges:	Notional	Asset	Liability
Interest rate swaps	$285,000	$6,881	$—
Non-hedging derivatives:
Fallout adjusted interest rate lock commitments with customers	14,600	50	—
Mandatory and best effort forward commitments with investors	19,243	528	—
Forward TBA mortgage-backed securities	18,000	422	—
Interest rate swaps – customer swap positions	627	—	60
Interest rate swaps – dealer offsets to customer swap positions	627	61	—

	December 31, 2025
		Fair Value
Cash flow and fair value hedges:	Notional	Asset	Liability
Interest rate swaps	$300,000	$1,894	$656
Non-hedging derivatives:
Fallout adjusted interest rate lock commitments with customers	25,468	241	—
Mandatory and best effort forward commitments with investors	8,985	8	—
Forward TBA mortgage-backed securities	56,000	—	146
Interest rate swaps – customer swap positions	627	—	36
Interest rate swaps – dealer offsets to customer swap positions	627	36	—

The following table summarizes the effect of fair value and cash flow hedge accounting on the Consolidated Statements of Income for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026		2025
	Interest Expense Deposits and Borrowings	Interest Income Securities	Interest Expense Deposits and Borrowings	Interest Income Securities
Total amounts presented on the Consolidated Statements of Income	$16,811	$4,075	$16,797	$4,309
Net gains (losses) on fair value hedging relationships:
Interest rate swaps – securities
Recognized on hedged items	$—	$(1,490)	$—	$241
Recognized on derivatives designated as hedging instruments	—	1,490	—	(241)
Net interest income recognized on cash flows of derivatives designated as hedging instruments	—	172	—	280
Net income recognized on fair value hedges	$—	$172	$—	$280
Net gain on cash flow hedging relationships:
Interest rate swaps – brokered deposits and borrowings
Realized gains, pre-tax, reclassified from accumulated other comprehensive loss into net income	$146	$—	$527	$—
Net income recognized on cash flow hedges	$146	$—	$527	$—

	Nine Months Ended September 30,
	2026		2025
	Interest		Interest
	Expense	Interest	Expense	Interest
	Deposits and	Income	Deposits and	Income
	Borrowings	Securities	Borrowings	Securities
Total amounts presented on the Consolidated Statements of Income	$49,013	$10,856	$48,223	$11,459
Net gains (losses) on fair value hedging relationships:
Interest rate swaps – securities
Recognized on hedged items	$—	$(2,309)	$—	$2,273
Recognized on derivatives designated as hedging instruments	—	2,309	—	(2,273)
Net interest income recognized on cash flows of derivatives designated as hedging instruments	—	499	—	822
Net income recognized on fair value hedges	$—	$499	$—	$822
Net gain on cash flow hedging relationships:
Interest rate swaps – brokered deposits and borrowings
Realized gains, pre-tax, reclassified from accumulated other comprehensive loss into net income	$273	$—	$2,732	$—
Net income recognized on cash flow hedges	$273	$—	$2,732	$—

Changes in the fair value of non-hedging derivatives were recorded in “Gain on sale of loans” on the Consolidated Statements of Income as net losses of $515,000 and $266,000 for the three months ended  September 30, 2026 and 2025, and a net loss of $159,000 and net gain of $3,000 for the nine months ended  September 30, 2026 and 2025, respectively.

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

		Gross Amounts	Net Amounts of Assets	Gross Amounts Not Offset
	Gross Amounts	Offset in the	Presented in the	in the Consolidated Balance Sheets
	of Recognized	Consolidated	Consolidated	Financial	Cash Collateral
Offsetting of derivative assets	Assets	Balance Sheets	Balance Sheets	Instruments	Received	Net Amount
At September 30, 2026
Interest rate swaps	$6,942	$—	$6,942	$—	$—	$6,942

At December 31, 2025
Interest rate swaps	$2,269	$339	$1,930	$—	$—	$1,930

Net Amounts of
		Gross Amounts	Liabilities	Gross Amounts Not Offset
	Gross Amounts	Offset in the	Presented in the	in the Consolidated Balance Sheets
	of Recognized	Consolidated	Consolidated	Financial	Cash Collateral
Offsetting of derivative liabilities	Liabilities	Balance Sheets	Balance Sheets	Instruments	Posted	Net Amount
At September 30, 2026
Interest rate swaps	$—	$—	$—	$—	$—	$—

At December 31, 2025
Interest rate swaps	$679	$23	$656	$—	$680	$—

Credit Risk–Related Contingent Features

The Company has derivative contracts with its derivative counterparties that contain a provision to post collateral to the counterparties when these contracts are in a net liability position.  At  September 30, 2026, the Company had no collateral posted due to this provision.  Receivables related to cash collateral that has been paid to counterparties are included in “Cash and cash equivalents” on the Consolidated Balance Sheets.  In certain cases, the Company will have posted excess collateral compared to total exposure due to initial margin requirements or day-to-day rate volatility.

NOTE 7 – LEASES

The Company has operating leases for retail bank and home lending branches, loan production offices, and certain equipment.  At  September 30, 2026, these leases have remaining terms ranging from three months to 8 years and 10 months, with some including options to extend for up to five years.

The components of lease cost (included in occupancy expense on the Consolidated Statements of Income) for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended September 30,
Lease cost:	2026	2025
Operating lease cost	$436	$494
Short-term lease cost	3	7
Total lease cost	$439	$501

	Nine Months Ended September 30,
Lease cost:	2026	2025
Operating lease cost	$1,166	$1,459
Short-term lease cost	14	21
Total lease cost	$1,180	$1,480

The following table provides supplemental information related to operating leases at or for the three and nine months ended September 30, 2026 and 2025:

	At or For the Three months Ended September 30,
Cash paid for amounts included in the measurement of lease liabilities:	2026	2025
Operating cash flows from operating leases	$413	$508
Weighted average remaining lease term- operating leases (in years)	5.4	4.7
Weighted average discount rate- operating leases	4.35%	3.83%

	At or For the Nine Months Ended September 30,
Cash paid for amounts included in the measurement of lease liabilities:	2026	2025
Operating cash flows from operating leases	$1,155	$1,496
Weighted average remaining lease term- operating leases (in years)	5.4	4.7
Weighted average discount rate- operating leases	4.35%	3.83%

The Company’s leases typically do not contain a discount rate implicit in the lease contract.  As an alternative, the discount rate used in determining the lease liability for each individual lease was the FHLB of Des Moines’ fixed advance rate.

Maturities of operating lease liabilities at  September 30, 2026 for future periods are as follows:

Remainder of 2026	$504
2027	1,957
2028	1,464
2029	1,196
2030	866
Thereafter	3,347
Total lease payments	9,334
Less imputed interest	(1,435)
Total	$7,899

NOTE 8 – DEPOSITS

Deposits are summarized as follows at the dates indicated:

	September 30,	December 31,
	2026	2025
Noninterest-bearing checking	$738,715	$647,197
Interest-bearing checking (1)	470,532	335,449
Savings	181,400	164,056
Money market (2)	434,854	385,618
Certificates of deposit less than $100,000 (3)	387,858	512,808
Certificates of deposit of $100,000 through $250,000	460,615	452,666
Certificates of deposit greater than $250,000	173,254	164,922
Escrow accounts related to mortgages serviced (4)	19,976	10,926
Total	$2,867,204	$2,673,642

(1)	Includes none and $140.2 million of brokered deposits at September 30, 2026 and December 31, 2025, respectively.
(2)	Includes $1.0 million and $20.3 million of brokered deposits at September 30, 2026 and December 31, 2025, respectively.
(3)	Includes $75.1 million and $202.1 million of brokered deposits at September 30, 2026 and December 31, 2025, respectively.
(4)	Noninterest-bearing accounts.

Scheduled maturities of time deposits at  September 30, 2026, for future periods ending are as follows:

Maturing in 2026	$328,121
Maturing in 2027	657,852
Maturing in 2028	18,181
Maturing in 2029	13,610
Maturing in 2030 and thereafter	3,963
Total	$1,021,727

Interest expense by deposit category for the periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest-bearing checking	$2,621	$1,007	$6,919	$2,573
Savings and money market	2,701	2,167	7,384	6,136
Certificates of deposit	8,711	11,688	28,351	33,731
Total	$14,033	$14,862	$42,654	$42,440

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

The following table provides a summary of the Company’s commitments at the dates indicated:

COMMITMENTS TO EXTEND CREDIT	September 30,	December 31,
CRE LOANS	2026	2025
CRE	$9,871	$2,204
Commercial and speculative construction and development	207,875	198,176
Multi-family	6,258	6,676
Total CRE loans	224,004	207,056
RESIDENTIAL REAL ESTATE LOANS
One-to-four-family (including loans held for sale)	34,288	28,977
Home equity	104,326	100,071
Residential custom construction	48,024	37,213
Total residential real estate loans	186,638	166,261
CONSUMER LOANS	30,034	29,646
COMMERCIAL BUSINESS LOANS
C&I	219,731	160,277
Warehouse lending	64,697	42,145
Total commercial business loans	284,428	202,422
Total commitments to extend credit	$725,104	$605,385

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

Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements represent potential future extensions of credit to existing customers. These commitments generally do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed. The Company maintains an ACL – unfunded loan commitments for all arrangements that are not unconditionally cancellable, consistent with the Company's CECL methodology.  The ACL on unfunded loan commitments is recorded within “Other liabilities” on the Consolidated Balance Sheets.  The Company's ACL on unfunded loan commitments at  September 30, 2026 and  December 31, 2025, was $2.1 million and $1.8 million, respectively. The Company recorded a provision for credit losses – unfunded loan commitments of $409,000 and $371,000 for the three and nine months ended September 30, 2026, respectively, as compared to provisions of $457,000 and $675,000 for the three and nine months ended September 30, 2025. The increase in provision for the three and nine months ended September 30, 2026, was primarily attributable to an increase in commercial and speculative construction and development loan commitments, primarily resulting from organic loan growth and loans acquired in the Pacific West Acquisition.

A portion of the one-to-four-family commitments included in the table above is accounted for as fair value derivatives and do not carry an associated reserve.  The Company's derivative positions are presented with the discussion in “Note 6 – Derivatives.”

The Company also sells one-to-four-family loans to the FHLB of Des Moines under agreements that require a limited level of recourse in the event of borrower default. Under the recourse structure, losses on defaulted loans are first absorbed by a first loss account (“FLA”) established by the FHLB of Des Moines, and thereafter by a credit enhancement (“CE”) obligation required of the Bank.  The FLA and CE obligation function as sequential layers of credit protection for the FHLB of Des Moines on the sold loan portfolio. As of  September 30, 2026, the outstanding unpaid principal balance of loans sold to the FHLB of Des Moines was $8.0 million. The FLA balance was $581,000 and the CE obligation balance was $302,000 at that date. Management has established a loss reserve holdback equal to 10% of the outstanding CE obligation, or $30,000, based on management's analysis of historical loss experience and additional market factors. This holdback is included in the Company’s broader reserve for off-balance sheet credit exposures related to loans sold. At both  September 30, 2026 and  December 31, 2025, there were no loans sold to the FHLB of Des Moines with contractual payments greater than 30 days past due.

Contingent liabilities for loans held for sale – In the ordinary course of business, loans are sold with limited recourse against the Company and may have to subsequently be repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payoff, early payment defaults, breach of representation or warranty, servicing errors, and/or fraud. When a loan sold to an investor with limited recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Company has no commitment to repurchase the loan. The Company has recorded a holdback reserve of $609,000 and $1.8 million to cover loss exposure related to these guarantees for one-to-four-family loans sold into the secondary market at  September 30, 2026 and  December 31, 2025, respectively, which is included in “Other liabilities” on the Consolidated Balance Sheets.

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

As a result of the nature of our activities, the Company is subject to various pending and threatened legal actions, which arise in the ordinary course of business. From time to time, subordination liens may create litigation that requires the Company to defend its lien rights. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on the Company's financial position. The Company had no material pending legal actions at  September 30, 2026.

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

Loans Receivable – Certain residential mortgage loans were initially originated for sale with the fair value option elected; after origination, these loans were transferred to loans held for investment. As of  September 30, 2026 and  December 31, 2025, there were $13.9 million and $13.2 million, respectively, in residential mortgage loans recorded at fair value as they were previously transferred from held for sale, at fair value to loans held for investment. The aggregate unpaid principal balance of these loans was $15.2 million and $13.8 million, respectively as of  September 30, 2026 and  December 31, 2025. Gains and losses from changes in fair value for these loans are reported in earnings as a component of “Other noninterest income” on the Consolidated Statements of Income. For the three months ended  September 30, 2026, the Company recorded a net decrease in fair value of $742,000, as compared to a net increase in fair value of $203,000, for the three months ended  September 30, 2025. For the nine months ended  September 30, 2026 and 2025, the Company recorded a net decrease in fair value of $799,000 and net increase of $469,000, respectively.  For loans originated as held for sale and transferred into loans held for investment, the fair value is determined based on quoted secondary market prices for similar loans (Level 2).

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

The following tables present securities available-for-sale, mortgage loans held for sale, loans receivable, at fair value, and derivative assets and liabilities measured at fair value on a recurring basis at the dates indicated:

Financial Assets	At September 30, 2026
Securities available-for-sale:	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$17,754	$—	$17,754
Corporate securities	—	17,540	—	17,540
Municipal bonds	—	70,769	—	70,769
Mortgage-backed securities	—	223,464	—	223,464
Asset-backed securities	—	12,658	—	12,658
Mortgage loans held for sale, at fair value	—	22,820	—	22,820
Loans receivable, at fair value	—	13,852	—	13,852
Derivatives:
Mandatory and best effort forward commitments with investors	—	—	528	528
Interest rate lock commitments with customers	—	—	50	50
Forward TBA mortgage-backed securities	—	422	—	422
Interest rate swaps - cash flow and fair value hedges	—	6,881	—	6,881
Interest rate swaps - dealer offsets to customer swap positions	—	61	—	61
Total assets measured at fair value	$—	$386,221	$578	$386,799
Financial Liabilities
Derivatives:
Interest rate swaps - customer swap positions	$—	$(60)	$—	$(60)
Total liabilities measured at fair value	$—	$(60)	$—	$(60)

Financial Assets	At December 31, 2025
Securities available-for-sale:	Level 1	Level 2	Level 3	Total
U.S. agency securities	$—	$18,127	$—	$18,127
Corporate securities	—	15,386	—	15,386
Municipal bonds	—	71,405	—	71,405
Mortgage-backed securities	—	173,567	—	173,567
Asset-backed securities	—	10,182	—	10,182
Mortgage loans held for sale, at fair value	—	43,705	—	43,705
Loans receivable, at fair value	—	13,183	—	13,183
Derivatives:
Mandatory and best effort forward commitments with investors	—	—	8	8
Interest rate lock commitments with customers	—	—	241	241
Interest rate swaps- cash flow and fair value hedges	—	1,894	—	1,894
Interest rate swaps - dealer offsets to customer swap positions	—	36	—	36
Total assets measured at fair value	$—	$347,485	$249	$347,734
Financial Liabilities
Derivatives:
Interest rate swaps - cash flow and fair value hedges	$—	$(656)	$—	$(656)
Interest rate swaps - customer swap positions	—	(36)	—	(36)
Forward TBA mortgage-backed securities	—	(146)	—	(146)
Total liabilities measured at fair value	$—	$(838)	$—	$(838)

The following tables present financial assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy at  September 30, 2026 and  December 31, 2025. Level 3 assets recorded at fair value on a nonrecurring basis included loans for which a partial charge-off was recorded based on the estimated fair value of the underlying collateral.

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Collateral dependent loans	$—	$—	$12,783	$12,783
MSRs	—	—	27,225	27,225

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Collateral dependent loans	$—	$—	$9,236	$9,236
MSRs	—	—	21,800	21,800

Quantitative Information about Level 3 Fair Value Measurements – Shown in the table below is the fair value of financial instruments measured under a Level 3 unobservable input on a recurring and nonrecurring basis at the dates indicated:

Level 3		Significant		Weighted Average Input
Fair Value	Valuation	Unobservable		September 30,	December 31,
Instruments	Techniques	Inputs	Range	2026	2025
RECURRING
Interest rate lock commitments with customers	Quoted market prices	Pull-through expectations	80% - 99%	93.1%	93.7%
Individual forward sale commitments with investors	Quoted market prices	Pull-through expectations	80% - 99%	93.1%	93.7%
NONRECURRING
Collateral dependent loans	Fair value of underlying collateral	Discount applied to the obtained appraisal	0% - 25%	10.0%	—%
MSRs	Industry sources	Prepayment speeds	0% - 50%	5.6%	8.5%

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the dates indicated:

		Purchases			Net change in	Net change in
Three Months Ended	Beginning	and	Sales and	Ending	fair value for	fair value for
September 30, 2026	Balance	Issuances	Settlements	Balance	gains/(losses) (1)	gains/(losses) (2)
Interest rate lock commitments with customers	$616	$589	$(1,155)	$50	$(566)	$—
Individual forward sale commitments with investors	7	695	(174)	528	521	—
September 30, 2025
Interest rate lock commitments with customers	$409	$864	$(998)	$275	$(134)	$—
Individual forward sale commitments with investors	(162)	(92)	226	(28)	134	—

		Purchases			Net change in	Net change in
Nine Months Ended	Beginning	and	Sales and	Ending	fair value for	fair value for
September 30, 2026	Balance	Issuances	Settlements	Balance	gains/(losses) (1)	gains/(losses) (2)
Interest rate lock commitments with customers	$241	$3,645	$(3,836)	$50	$(191)	$—
Individual forward sale commitments with investors	8	1,189	(669)	528	520	—
September 30, 2025
Interest rate lock commitments with customers	$103	$3,104	$(2,932)	$275	$172	$—
Individual forward sale commitments with investors	31	(345)	286	(28)	(59)	—

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

The following table provides estimated fair values of the Company’s financial instruments at the dates indicated, whether recognized at fair value or not on the Consolidated Balance Sheets:

	September 30, 2026		December 31, 2025
Financial Assets	Carrying	Fair	Carrying	Fair
Level 1 inputs:	Amount	Value	Amount	Value
Cash and cash equivalents	$43,947	$43,947	$28,219	$28,219
Level 2 inputs:
Securities available-for-sale, at fair value	342,185	342,185	288,667	288,667
Securities held-to-maturity, gross	38,111	37,784	33,501	34,396
Loans held for sale, at fair value	22,820	22,820	43,705	43,705
Loans receivable, at fair value	13,852	13,852	13,183	13,183
Interest rate swaps - cash flow and fair value hedges	6,881	6,881	1,894	1,894
Interest rate swaps - dealer offsets to customer swap positions	61	61	36	36
Level 3 inputs:
Loans receivable, gross, at amortized cost	3,030,740	2,961,184	2,641,926	2,578,744
MSRs, held at lower of cost or fair value	8,887	27,225	8,608	21,800
Mandatory and best effort forward commitments with investors	528	528	8	8
Fair value interest rate locks with customers	50	50	241	241
Financial Liabilities
Level 2 inputs:
Time deposits	1,021,727	1,014,808	1,130,396	1,129,892
Borrowings	373,500	371,502	129,305	128,360
Subordinated notes, excluding unamortized debt issuance costs	46,000	45,292	50,000	48,856
Interest rate swaps - cash flow and fair value hedges	—	—	656	656
Forward TBA mortgage-backed securities	—	—	146	146
Interest rate swaps - customer swap positions	60	60	36	36

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share at or for the dates indicated:

	At or For the Three Months Ended September 30,		At or For the Nine Months Ended September 30,
Numerator:	2026	2025	2026	2025
Net income	$4,926	$9,177	$20,692	$24,926
Dividends and undistributed earnings allocated to participating securities	(61)	(176)	(210)	(443)
Net income available to common shareholders	$4,865	$9,001	$20,482	$24,483
Denominator (shown as actual):
Basic weighted average common shares outstanding	7,524,107	7,488,139	7,674,839	7,587,202
Dilutive shares	153,465	135,104	139,692	110,759
Diluted weighted average common shares outstanding	7,677,572	7,623,243	7,814,531	7,697,961
Basic earnings per share	$0.65	$1.20	$2.67	$3.23
Diluted earnings per share	$0.63	$1.18	$2.62	$3.18
Potentially dilutive weighted average share options that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive.	28,286	19,771	43,409	12,382

NOTE 12 – STOCK-BASED COMPENSATION

Stock Options and Restricted Stock

On May 21, 2026, the shareholders of FS Bancorp approved the FS Bancorp, Inc. 2026 Equity Incentive Plan (the “2026 Plan”) which authorized the issuance of up to 315,000 shares of the Company's common stock. The 2026 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards (“RSAs”), and restricted stock units to directors, officers, employees, and other eligible service providers of the Company. At September 30, 2026, 251,896 shares remained available for future grants under the 2026 Plan.

On May 17, 2018, the shareholders of FS Bancorp approved the FS Bancorp 2018 Equity Incentive Plan (the “2018 Plan”) which authorized 1.3 million shares of the Company’s common stock to be awarded. The 2018 Plan provides for the grant of incentive stock options, nonqualified stock options, and up to 326,000 shares as RSAs to directors, emeritus directors, officers, employees and advisory directors of the Company. At  September 30, 2026, there were no stock options or RSAs available for future grants under the 2018 Plan.

Total share-based compensation expense was $627,000 and $1.9 million for the three and nine months ended  September 30, 2026, and $583,000 and $1.6 million for the three and nine months ended  September 30, 2025, respectively.

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

The following table presents a summary of the Company’s stock option awards during the dates indicated (shown as actual):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at January 1, 2026	658,623	$33.47	6.63	$5,134,992
Granted	—	—	—	—
Less exercised	14,560	30.76	—	169,447
Less forfeited	750	40.14	—	—
Outstanding at September 30, 2026	643,313	$33.52	5.93	$6,285,673

Expected to vest at September 30, 2026	461,073	$31.73	5.08	$5,328,551

Exercisable at September 30, 2026	178,662	$38.02	8.05	$941,485

At  September 30, 2026, there was $2.0 million of total unrecognized compensation cost related to nonvested stock options granted under the 2018 and 2026 Plans. The cost is expected to be recognized over the remaining weighted-average vesting period of 2.7 years.

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

The following table presents a summary of the Company’s nonvested awards during the dates indicated (shown as actual):

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value Per Share
Nonvested at January 1, 2026	102,971	$37.73
Granted	63,104	43.48
Less vested	38,505	36.98
Nonvested at September 30, 2026	127,570	$40.80

At  September 30, 2026, there was $5.0 million of total unrecognized compensation cost related to nonvested shares granted under the 2018 and 2026 Plans as RSAs. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.1 years.

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

The Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and CET1 capital ratios as set forth in the table below to be categorized as “well capitalized”. At  September 30, 2026, the Bank was categorized as “well capitalized” under applicable regulatory requirements. There were no conditions or events since that date that management believes have changed the Bank’s category. Management believes, at  September 30, 2026, that the Bank met all capital adequacy requirements.

The following tables compare the Bank’s actual capital amounts and ratios to their minimum regulatory capital requirements and well capitalized regulatory capital at the dates indicated:

							To be Well Capitalized
					For Capital		Under Prompt
			For Capital		Adequacy With		Corrective
	Actual		Adequacy Purposes		Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2026
Total risk-based capital (to risk-weighted assets)
Consolidated	$410,851	12.35%	$266,167	8.00%	$349,345	10.50%	N/A	N/A
Bank Only	419,574	12.61%	266,167	8.00%	349,345	10.50%	332,709	10.00%
Tier 1 risk-based capital (to risk-weighted assets)
Consolidated	335,072	10.07%	199,626	6.00%	$282,803	8.50%	N/A	N/A
Bank Only	380,595	11.44%	199,626	6.00%	282,803	8.50%	266,167	8.00%
Tier 1 leverage capital (to average assets)
Consolidated	335,072	9.89%	135,501	4.00%	N/A	N/A	N/A	N/A
Bank Only	380,595	11.24%	135,501	4.00%	N/A	N/A	169,376	5.00%
CET1 capital (to risk-weighted assets)
Consolidated	335,072	10.07%	149,719	4.50%	$232,897	7.00%	N/A	N/A
Bank Only	380,595	11.44%	149,719	4.50%	232,897	7.00%	216,261	6.50%

At December 31, 2025
Total risk-based capital (to risk-weighted assets)
Consolidated	$393,396	14.25%	$220,788	8.00%	$289,785	10.50%	N/A	N/A
Bank Only	385,215	13.96%	220,788	8.00%	289,785	10.50%	275,986	10.00%
Tier 1 risk-based capital (to risk-weighted assets)
Consolidated	309,413	11.21%	165,592	6.00%	234,588	8.50%	N/A	N/A
Bank Only	351,232	12.73%	165,592	6.00%	234,588	8.50%	220,788	8.00%
Tier 1 leverage capital (to average assets)
Consolidated	309,413	9.66%	128,160	4.00%	N/A	N/A	N/A	N/A
Bank Only	351,232	10.96%	128,160	4.00%	N/A	N/A	160,200	5.00%
CET1 capital (to risk-weighted assets)
Consolidated	309,413	11.21%	124,194	4.50%	193,190	7.00%	N/A	N/A
Bank Only	351,232	12.73%	124,194	4.50%	193,190	7.00%	179,392	6.50%

In addition to the minimum CET1, Tier 1, total capital and leverage ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital equal to at least 2.5% of risk-weighted assets above the required minimum capital levels.  Failure to maintain the required buffer could result in limitations on the Bank's ability to pay dividends, repurchase shares, and pay discretionary bonuses, based on specified percentages of eligible retained income.  At  September 30, 2026, the Bank’s capital exceeded the conservation buffer.

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

NOTE 14 – BUSINESS SEGMENTS

The Company’s reportable segments are determined by the Chief Financial Officer (“CFO”), who is the designated chief operating decision maker, or CODM, based upon information provided about the Company's products and services offered, and are primarily distinguished between commercial and consumer banking and home lending.  They are also distinguished by the level of information provided to the CFO, who uses such information to review the performance of various components of the business for each branch and home lending office, which are aggregated if operating performance, products/services, and customers are similar.  The CFO evaluates the financial performance of the Company's business components by evaluating revenue streams, significant segment expenses, and budget to actual results in assessing the performance of the Company's segments and in the determination of allocating resources.  The CFO uses segment revenue streams to evaluate product pricing and significant segment expenses to assess performance of each segment to evaluate compensation of certain employees.  Segment pretax profit or loss is used to assess the performance of the banking segment by monitoring the margin between interest revenue and interest expense.  Segment pretax profit or loss is used to assess the performance of the home lending segment by monitoring the premium received on loans sales.  Loans, investments, and deposits provide the primary sources of segment revenue in the commercial and consumer banking operations, and servicing fees and loan sales provide the primary sources of segment revenue in home lending.  Interest expense, provisions for credit losses, and payroll provide the significant segment expenses in commercial and consumer banking, and cost of loan sales and payroll provide the significant segment expenses in the home lending segment.  All operations are domestic and the Company has no major customers providing greater than 10% of total segment revenue.  The Company does not have any material intra-entity sales or transfers, aside from certain allocations of interest expense and loan servicing costs from the commercial and consumer banking segment to the home lending segment.

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

Commercial and Consumer Banking Segment

The commercial and consumer banking segment provides diversified financial products and services to our commercial and consumer customers through Bank branches, online banking platforms, mobile banking apps, and telephone banking. These products and services include deposit products; residential, consumer, business and commercial real estate lending portfolios; and cash management services. The Company originates consumer loans, commercial and multi-family real estate loans, construction loans for residential and multi-family construction, and commercial business loans. At  September 30, 2026, the Company’s retail deposit branch network consisted of 32 branches in the Pacific Northwest. This segment is also responsible for the management of the investment portfolio and other assets of the Bank.

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

Segment Financial Results

Accounting policies for segments are consistent with those described in “Note 1 – Basis of Presentation and Summary of Significant Accounting Policies.”  Segment performance is evaluated using pretax profit or loss.  Indirect expenses are allocated based on segment assets and FTEs.  Transactions among segments are made at fair value.  Information reported internally for performance assessment by the CFO follows, inclusive of reconciliations of significant segment totals to the financial statements at or for the three and nine months ended September 30, 2026 and 2025:

	At or For the Three Months Ended September 30, 2026
Income:	Commercial and Consumer Banking	Home Lending	Total
Interest income - loans receivable, including fees	$38,955	$10,391	$49,346
Interest income - other interest earnings assets	4,075	—	4,075
Total interest income by segment	43,030	10,391	53,421

Gain on sale of loans	—	1,468	1,468
Other income	4,986	(278)	4,708
Intersegment income	(209)	209	—
Total noninterest income by segment	4,777	1,399	6,176

Total income by segment	47,807	11,790	59,597

Expense:
Interest expense - deposits	14,033	—	14,033
Interest expense - borrowings	2,778	—	2,778
Interest expense - subordinated note	729	195	924
Interest expense - intersegment	(6,397)	6,397	—
Total interest expense by segment	11,143	6,592	17,735

Provision for credit losses by segment	2,855	607	3,462

Salaries and benefits	9,084	2,388	11,472
Overhead allocation	7,143	1,890	9,033
Other segment items (1)	10,476	1,333	11,809
Total noninterest expense by segment	26,703	5,611	32,314

Income before provision for income taxes by segment	7,106	(1,020)	6,086
Provision for income taxes by segment	(1,374)	214	(1,160)
Net income by segment	$5,732	$(806)	$4,926

Other segment disclosures:
Segment assets	$2,896,914	$779,737	$3,676,651
FTEs	513	113	626

	At or For the Three Months Ended September 30, 2025
Income:	Commercial and Consumer Banking	Home Lending	Total
Interest income - loans receivable, including fees	$37,419	$9,245	$46,664
Interest income - other interest earnings assets	4,309	—	4,309
Total interest income by segment	41,728	9,245	50,973

Gain on sale of loans	63	2,376	2,439
Other income	2,338	817	3,155
Intersegment income	(323)	323	—
Total noninterest income by segment	2,078	3,516	5,594

Total income by segment	43,806	12,761	56,567

Expense:
Interest expense - deposits	14,857	6	14,863
Interest expense - borrowings	1,935	—	1,935
Interest expense - subordinated note	384	101	485
Interest expense - intersegment	(6,259)	6,259	—
Total interest expense by segment	10,917	6,366	17,283

Provision for credit losses by segment	2,150	159	2,309

Salaries and benefits	8,032	1,803	9,835
Overhead allocation	5,761	1,810	7,571
Other segment items (1)	6,342	1,640	7,982
Total noninterest expense by segment	20,135	5,253	25,388

Income before provision for income taxes by segment	10,604	983	11,587
Provision for income taxes by segment	(2,203)	(207)	(2,410)
Net income by segment	$8,401	$776	$9,177

Other segment disclosures:
Segment assets	$2,546,789	$662,036	$3,208,825
FTEs	460	115	575

	At or For the Nine Months Ended September 30, 2026
Income:	Commercial and Consumer Banking	Home Lending	Total
Interest income - loans receivable, including fees	$112,905	$28,655	$141,560
Interest income - other interest earnings assets	10,856	—	10,856
Total interest income by segment	123,761	28,655	152,416

Gain on sale of loans	—	6,433	6,433
Other income	10,823	471	11,294
Intersegment income	(842)	842	—
Total noninterest income by segment	9,981	7,746	17,727

Total income by segment	133,742	36,401	170,143

Expense:
Interest expense - deposits	42,649	5	42,654
Interest expense - borrowings	6,359	—	6,359
Interest expense - subordinated note	1,996	528	2,524
Interest expense - intersegment	(18,344)	18,344	—
Total interest expense by segment	32,660	18,877	51,537

Provision for credit losses by segment	7,697	935	8,632

Salaries and benefits	26,303	6,837	33,140
Overhead allocation	18,765	5,513	24,278
Other segment items (1)	23,910	2,610	26,520
Total noninterest expense by segment	68,978	14,960	83,938

Income before provision for income taxes by segment	24,407	1,629	26,036
Provision for income taxes by segment	(5,136)	(208)	(5,344)
Net income by segment	$19,271	$1,421	$20,692

Other segment disclosures:
Segment assets	$2,896,914	$779,737	$3,676,651
FTEs	513	113	626

	At or For the Nine Months Ended September 30, 2025
Income:	Commercial and Consumer Banking	Home Lending	Total
Interest income - loans receivable, including fees	$108,430	$26,574	$135,004
Interest income - other interest earnings assets	11,459	—	11,459
Total interest income by segment	119,889	26,574	146,463

Gain on sale of loans	63	6,048	6,111
Other income	7,533	2,246	9,779
Intersegment income	(975)	975	—
Total noninterest income by segment	6,621	9,269	15,890

Total income by segment	126,510	35,843	162,353

Expense:
Interest expense - deposits	42,430	10	42,440
Interest expense - borrowings	5,783	—	5,783
Interest expense - subordinated note	1,155	301	1,456
Interest expense - intersegment	(17,876)	17,876	—
Total interest expense by segment	31,492	18,187	49,679

Provision for credit losses by segment	5,320	602	5,922

Salaries and benefits	23,571	6,061	29,632
Overhead allocation	17,323	5,463	22,786
Other segment items (1)	19,731	3,796	23,527
Total noninterest expense by segment	60,625	15,320	75,945

Income before provision for income taxes by segment	29,073	1,734	30,807
Provision for income taxes by segment	(5,517)	(364)	(5,881)
Net income by segment	$23,556	$1,370	$24,926

Other segment disclosures:
Segment assets	$2,546,789	$662,036	$3,208,825
FTEs	460	115	575

(1)	Other segment items include operations, occupancy, data processing, loan costs, professional and board fees, marketing and advertising, and (recovery) impairment of MSRs.

NOTE 15 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and certain other intangibles generally arise from business combinations accounted for under the acquisition method of accounting. Goodwill totaled $3.6 million at both  September 30, 2026, and  December 31, 2025, and represents the excess of the total consideration transferred over the net identifiable assets acquired in the branch purchase on February 24, 2023 (“Branch Acquisition”), and the purchase of four retail bank branches from Bank of America on January 22, 2016. Goodwill is not amortized but is evaluated for impairment on an annual basis at December 31 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. During the last annual evaluation, the Company elected to perform a qualitative assessment to determine whether it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill.  In performing this assessment, management considered qualitative factors including macroeconomic conditions, industry and market trends, financial performance, and changes in the Company's stock price and market capitalization. Based on this assessment, management concluded that it was more likely than not the fair value of the reporting unit exceeded its carrying value, and therefore no impairment of goodwill was indicated.

Core deposit intangible (“CDI”) is evaluated for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, with any changes in estimated useful life accounted for prospectively over the revised remaining life. As of  September 30, 2026, management believes that there have been no events or changes in the circumstances that would indicate a potential impairment of CDI.

The following table summarizes the changes in the Company’s other intangible assets comprised solely of CDI for the year ended  December 31, 2025, and the nine months ended September 30, 2026.

	Other Intangible Assets
		Accumulated
	Gross CDI	Amortization	Net CDI
Balance, December 31, 2024	24,928	(11,218)	13,710
Amortization		(3,192)	(3,192)
Balance, December 31, 2025	24,928	(14,410)	10,518
Additions as a result of the Pacific West Acquisition	5,260	—	5,260
Amortization	—	(2,253)	(2,253)
Balance, September 30, 2026	$30,188	$(16,663)	$13,525

The CDI represents the fair value assigned to the intangible core deposit base acquired in business combinations. The CDI from the Pacific West Acquisition and the Branch Acquisition are being amortized on an accelerated basis over 10 years.  The CDI from the Anchor Bank acquisition (completed in November 2018) is being amortized on a straight-line basis over 10 years.  Amortization expense was $787,000 and $2.3 million for the three and nine months ended  September 30, 2026, compared to $787,000 and $2.4 million for the same periods in 2025, respectively.

Amortization expense for the CDI is expected to be as follows at  September 30, 2026:

Remainder of 2026	$935
2027	3,460
2028	2,966
2029	2,035
2030	1,585
Thereafter	2,544
Total	$13,525

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

Further, statements about the effects of the Company’s acquisition with Pacific West Bancorp, completed on August 19, 2026, on the Company’s business, financial results, and condition may constitute forward-looking statements and are subject to the risk that the actual effects may differ, possibly materially, from what is reflected in the forward-looking statements due to factors and future developments which are uncertain, unpredictable, and in many cases, beyond the Company’s control, including the following:

●	the expected cost savings, synergies and other financial benefits from the merger might not be realized within the expected time frames or at all;
●

the integration of the combined company, including the conversion of operating systems and the retention of key personnel and customers, might not proceed as planned or may be more difficult, time-consuming or costly than expected; merger-related and integration expenses may be greater than expected;

●	preliminary estimates of the fair value of acquired assets and assumed liabilities may change during the measuring period, and acquired loans may experience higher credit losses than anticipated; and
●	the combined company might not perform as well as expected.

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

The Company is relationship-driven, delivering banking and financial services to families, businesses, and industry niches in suburban communities across the greater Puget Sound area, the Kennewick-Pasco-Richland metropolitan area (also known as the Tri-Cities), and the communities of Goldendale, Vancouver, and White Salmon, Washington, as well as Manzanita, Newport, Ontario, Tillamook, Waldport, and recently the Portland metropolitan area of Oregon.

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

At September 30, 2026, the Company's loan portfolio consisted of the following major categories: CRE loans, residential real estate loans, consumer loans, and commercial business loans representing 39.8%, 29.9%, 19.2%, and 11.1% of the portfolio, respectively.

Indirect home improvement loans to finance window, gutter, siding replacement, solar panels, spas, and other improvement renovations represent a large segment of the consumer loan portfolio. These loans are sourced through a contractor/dealer network of 31 active fixture dealerships located throughout Washington, Oregon, California, Idaho, Colorado, Nevada, Arizona, Minnesota, Texas, Utah, Massachusetts, Montana, and New Hampshire. During the three months ended September 30, 2026, the Company originated 1,189 indirect home improvement loans with an aggregate total of $28.8 million. Five contractor/dealers accounted for 64.84% of the dollar volume funded in this category, and three states – Washington, Oregon, and California – represented nearly three-quarters of total loan originations at 37.0%, 24.4%, and 13.1%, respectively.

The Company originates one-to-four-family residential mortgage loans through referrals from real estate agents, financial planners, builders, and existing customers, with retail banking customers also serving as an important source of loan originations. During the three months ended September 30, 2026, the Company originated $211.1 million of one-to-four-family loans (including loans held for sale, loans held for investment, and fixed seconds).  In addition, $1.7 million of loans were brokered to other institutions through the home lending segment. Of the loans originated, $122.9 million were sold to investors, of which $48.6 million were sold to the FNMA and FHLMC with servicing rights retained to maintain and further develop these customer relationships.

For the three months ended September 30, 2026, one-to-four-family loan originations and refinancing activity increased compared to the prior period, driven by changes in interest rates and economic conditions. Residential construction and development lending, while less common than other origination options, remains an important element of the total loan portfolio.  The Company continues to take a disciplined approach concentrating its efforts on loans to builders and developers in its known market areas. These short-term loans typically carry a maturity of six to 18 months, with disbursements not fully realized at origination, resulting in a short-term reduction in net loans receivable.

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

Critical Accounting Estimates

Except for the new critical accounting estimate related to the Pacific West Acquisition discussed below, there have been no material changes to the Company’s critical accounting estimates as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

As a result of the Pacific West Acquisition, which was completed on August 19, 2026, the Company identified a new critical accounting estimate related to the fair value measurement of assets acquired and liabilities assumed. Management believes the estimates and assumptions used in determining these fair values, particularly for loans and intangible assets, are significant to understanding the Company's financial condition and results of operations. These estimates require complex and subjective judgments, and accordingly, management considers them to be critical accounting estimates.

Comparison of Financial Condition at September 30, 2026 and December 31, 2025

Assets. Total assets increased $479.8 million to $3.68 billion at September 30, 2026, compared to $3.20 billion at December 31, 2025, primarily due to increases of $385.0 million in loans receivable, net, $53.5 million in securities available-for-sale, $16.1 million in other assets, $15.7 million in total cash and cash equivalents, $5.6 million in BOLI, $5.1 million in FHLB stock, and $5.1 million in premises and equipment, partially offset by a decrease of $20.9 million in loans held for sale.  These increases in assets were from a combination of assets acquired in the Pacific West Acquisition, which added $476.5 million in total assets, including $252.6 million in loans receivable, net and organic loan growth. Asset growth was funded primarily by deposits assumed in the Pacific West Acquisition and increased borrowings, which replaced $286.5 million in brokered deposits.

Loans receivable, net increased $385.0 million to $3.01 billion at September 30, 2026, compared to $2.62 billion at December 31, 2025:

● Commercial real estate (“CRE”) loans increased $244.6 million, reflecting:

○ $121.3 million in CRE non-owner occupied loans,

○ $48.7 million in CRE owner occupied loans,

○ $38.9 million in commercial and speculative construction and development loans, and

○ $35.8 million in multi-family loans.

● Residential real estate loans increased $148.9 million, primarily driven by:

○ $129.8 million in one-to-four-family loans (excluding loans held for sale), and

○ $14.3 million in residential custom construction loans.

●Commercial business loans increased $8.9 million, reflecting an increase of $21.5 million in commercial and industrial (“C&I”) loans, offset by a decrease of $12.6 million in warehouse lending.

● Consumer loans decreased $12.9 million, primarily as a result of the decline of $32.3 million in indirect home improvement loans, partially offset by an increase of $18.7 million in other consumer loans, reflecting $18.8 million of loans acquired in the Pacific West Acquisition.

In summary, loan growth was primarily due to $252.6 million of loans acquired in the Pacific West Acquisition, including CRE non-owner and owner occupied loans of $131.4 million, multi-family loans of $26.8 million, one-to-four-family loans of $22.2 million, construction and development loans of $12.6 million, consumer loans of $18.8 million, and C&I loans of $40.9 million.  Organic loan growth was concentrated in CRE and one-to-four-family residential lending, while consumer balances declined, driven primarily by a reduction in indirect home improvement loans, reflecting the impact of current economic conditions on consumer demand.

Total undisbursed construction and development loan commitments increased $20.5 million to $255.9 million at September 30, 2026, from $235.4 million at December 31, 2025.

Loans held for sale, consisting of one-to-four-family loans, decreased $20.9 million to $22.8 million at September 30, 2026, from $43.7 million at December 31, 2025.

For the nine months ended September 30, 2026, one-to-four-family loan originations and refinancing activity increased, compared to the nine months ended September 30, 2025, driven by improved mortgage rates. Refinance volume increased $71.7 million or 97.3%, and purchase originations increased $35.4 million or 7.9%, reflecting continued demand in the Company’s market areas.

Originations of one-to-four-family loans for the periods indicated were as follows:

(Dollars in thousands)	For the Nine Months Ended September 30,
	2026		2025
	Amount	Percent	Amount	Percent	$ Change	% Change
Purchase	$482,012	76.8%	$446,631	85.8%	$35,381	7.9%
Refinance	145,438	23.2	73,697	14.2	71,741	97.3%
Total	$627,450	100.0%	$520,328	100.0%	$107,122	20.6%

During the nine months ended September 30, 2026, the Company sold $433.7 million of one-to-four-family loans, compared to $375.4 million for the same period in 2025, reflecting higher refinance activity driven by more favorable interest rates.  The Company continues to manage loan production capacity in an effort to maintain a pipeline consistent with market demand.  Gross margin on home loan sales (defined as the margin on loans sold, excluding the impact of deferred loan costs) was 3.16% for the nine months ended September 30, 2026, compared to 3.14% for the nine months ended September 30, 2025.

The ACL on loans totaled $36.5 million, or 1.20%, of gross loans receivable (excluding loans held for sale), at September 30, 2026, compared to $31.9 million, or 1.20%, at December 31, 2025. The ACL on unfunded loan commitments increased $371,000 to $2.1 million at September 30, 2026, from $1.8 million at December 31, 2025.  Total loans past due decreased to $20.5 million, or 0.67% of total loans, from $22.2 million, or 0.84%, at December 31, 2025.  Past due loans at September 30, 2026 were concentrated in commercial and speculative construction and development loans of $7.8 million, all of which were nonaccrual, and indirect home improvement loans of $7.2 million.

Nonperforming loans, consisting solely of nonaccrual loans, increased $6.4 million to $25.1 million at September 30, 2026, from $18.7 million at December 31, 2025.  The increase was primarily due to $8.6 million in nonaccrual loans acquired in the Pacific West Acquisition. Excluding acquired loans, nonperforming loans decreased $2.2 million, primarily due to a $2.3 million charge-off on a nonperforming commercial construction loan and a decrease of $1.4 million in nonperforming CRE owner occupied loans, primarily due to loan payoffs, partially offset by $1.5 million of other net additions. The ratio of nonperforming loans to total gross loans increased to 0.83% at September 30, 2026, from 0.71% at December 31, 2025.

Classified loans totaled $38.4 million at September 30, 2026, compared to $27.3 million at December 31, 2025, primarily due to $12.5 million of classified loans acquired in the Pacific West Acquisition. The coverage ratio of the ACL on loans to nonperforming loans was 145.0% at September 30, 2026, compared to 170.6% at December 31, 2025. The decrease in the coverage ratio primarily reflects the nonaccrual loans acquired in the Pacific West Acquisition.

Overall, asset quality trends reflected improved delinquency and lower nonperforming loans in the legacy portfolio, offset by nonaccrual and classified loans acquired in the Pacific West Acquisition, ongoing elevated losses in certain consumer loan portfolios, and continued risk management and monitoring of nonperforming and substandard exposures.

Liabilities. Total liabilities increased $454.3 million to $3.34 billion at September 30, 2026, from $2.89 billion at December 31, 2025, primarily due to the increases of $244.2 million in borrowings and $193.6 million in deposits.  Deposits assumed in the Pacific West Acquisition of $435.6 million were partially offset by a $286.5 million decrease in brokered deposits. The loan-to-deposit ratio was approximately 107.0% at September 30, 2026, compared to approximately 100.9% at December 31, 2025, reflecting loan growth funded in part by borrowings.

Total deposits increased $193.6 million to $2.87 billion at September 30, 2026, from $2.67 billion at December 31, 2025.Transactional accounts (noninterest-bearing checking, interest-bearing checking and escrow accounts) increased $235.7 million to $1.23 billion at September 30, 2026, from $993.6 million at December 31, 2025, primarily due to increases of $135.1 million in interest-bearing checking, $91.5 million in noninterest-bearing checking, and $9.1 million in escrow accounts related to mortgages serviced.  The increase in escrow accounts reflects higher customer balances associated with mortgage servicing activities, and the increase in checking accounts primarily reflects $351.5 million of deposits in checking accounts acquired in the Pacific West Acquisition, partially offset by a $140.2 million decrease in brokered interest-bearing checking deposits.  Money market and savings accounts increased $66.6 million to $616.3 million at September 30, 2026, from $549.7 million at December 31, 2025, reflecting a $17.3 million increase in savings account balances and $49.2 million increase in money market account balances.

Certificates of deposit (“CDs”), which include both retail and non-retail CDs, decreased $108.7 million to $1.02 billion at September 30, 2026, from $1.13 billion at December 31, 2025.  Retail CDs increased $16.1 million to $937.8 million at September 30, 2026, from $921.7 million at December 31, 2025. Non-retail CDs, which include brokered CDs, online CDs and public funds CDs decreased $124.8 million to $83.4 million, compared to $208.7 million at December 31, 2025, primarily due to a decrease of $127.0 million in brokered CDs. Non-retail CDs represented 8.2% and 18.5% of total CDs at September 30, 2026 and December 31, 2025, respectively. The decrease in non-retail CDs reflects the Company’s funding strategy of replacing certain brokered deposits with lower-cost FHLB and FRB borrowings, while continuing to manage liquidity and interest rate risk. Total brokered deposits decreased $286.5 million to $76.1 million at September 30, 2026, from $362.6 million at December 31, 2025.

Deposits are summarized as follows at the dates indicated:

(Dollars in thousands)	September 30,	December 31,
	2026	2025
Noninterest-bearing checking	$738,715	$647,197
Interest-bearing checking (1)	470,532	335,449
Savings	181,400	164,056
Money market (2)	434,854	385,618
Certificates of deposit less than $100,000 (3)	387,858	512,808
Certificates of deposit of $100,000 through $250,000	460,615	452,666
Certificates of deposit greater than $250,000 (4)	173,254	164,922
Escrow accounts related to mortgages serviced (5)	19,976	10,926
Total	$2,867,204	$2,673,642

(1)	Includes none and $140.2 million of brokered deposits at September 30, 2026 and December 31, 2025, respectively.
(2)	Includes $1.0 million and $20.3 million of brokered deposits at September 30, 2026 and December 31, 2025, respectively.
(3)	Includes $75.1 million and $202.1 million of brokered deposits at September 30, 2026 and December 31, 2025, respectively.
(4)	CDs that meet or exceed the FDIC insurance limit.
(5)	Noninterest-bearing checking.

The Bank had uninsured deposits of approximately $859.9 million or 30.0% of total deposits, at September 30, 2026, compared to approximately $718.1 million or 26.9% of total deposits at December 31, 2025. The increase in uninsured deposits primarily reflects business deposits acquired in the Pacific West Acquisition. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.

Borrowings increased $244.2 million to $373.5 million at September 30, 2026, from $129.3 million at December 31, 2025.  The increase reflects a shift toward FHLB and FRB borrowings, which offered more competitive rates than brokered deposits during the period, consistent with the Company's funding strategy.  At September 30, 2026, borrowings were comprised of FHLB and FRB advances.

Stockholders’ Equity. Total stockholders’ equity increased $25.5 million to $333.2 million at September 30, 2026, from $307.7 million at December 31, 2025.  The increase primarily reflects net income of $20.7 million, $18.4 million of common stock issued in the Pacific West Acquisition, and $1.9 million of share-based compensation. Declines in the fair value of available-for-sale securities recorded in accumulated other comprehensive income (“AOCI”) were partially offset by improvements in the fair value of interest rate swap cash flow hedges, resulting in a net decline of $3.2 million, net of tax.  Gains and losses in fair value reflect changes in market interest rates during the periods.  The increase in stockholders’ equity was partially offset by cash dividends paid totaling $6.5 million, and share repurchases of $6.2 million.

Book value per common share was $43.05 at September 30, 2026, compared to $41.55 at December 31, 2025.  The calculation of book value per share at September 30, 2026, was based on 7,739,797 common shares, derived by subtracting 127,570 of unvested restricted stock shares from the 7,867,367 reported common shares outstanding as of that date. Similarly, the book value per share at December 31, 2025, was calculated based on 7,404,548 common shares, after deducting 102,971 of unvested restricted stock shares from the 7,507,519 reported common shares outstanding as of that date.

Comparison of Results of Operations for the Three Months Ended September 30, 2026 and 2025

General. Net income was $4.9 million for the three months ended September 30, 2026, compared to $9.2 million for the three months ended September 30, 2025. The decrease was primarily due to a $6.9 million, or 27.3%, increase in noninterest expense, driven largely by $2.5 million of acquisition costs and a $2.8 million increase in salaries and benefits, and a $1.2 million or 49.9%, increase in the provision for credit losses, primarily due to increased nonaccrual loans acquired in the Pacific West Acquisition.  These decreases were partially offset by a $2.0 million, or 5.9%, increase in net interest income, a $582,000, or 10.4%, increase in noninterest income, which included a $1.7 million bargain purchase gain related to the Pacific West Acquisition, and a $1.3 million decrease in the provision for income taxes.

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

(Dollars in thousands)	For the Three Months Ended
	September 30, 2026			September 30, 2025
Average Balances	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
ASSETS
Loans receivable, net and loans held for sale (1) (2)	$2,864,219	$49,345	6.84%	$2,651,272	$46,664	6.98%
Taxable investment securities (3)(4)	277,518	3,147	4.50%	285,111	3,244	4.51%
Tax exempt securities (3)	76,796	446	2.30%	79,341	467	2.34%
FHLB stock	14,321	352	9.75%	10,082	224	8.81%
Interest-bearing deposits at other financial institutions	14,954	131	3.48%	34,857	374	4.26%
Total interest-earning assets	3,247,808	53,421	6.53%	3,060,663	50,973	6.61%
Noninterest-earning assets	155,992			124,794
Total assets	$3,403,800			$3,185,457
LIABILITIES
Savings and money market	$590,802	2,701	1.81%	$515,051	2,167	1.67%
Interest-bearing checking	418,092	2,621	2.49%	211,031	1,007	1.89%
Certificates of deposit	983,182	8,711	3.52%	1,221,748	11,689	3.80%
Borrowings	283,054	2,778	3.89%	176,234	1,935	4.36%
Subordinated notes	48,230	924	7.60%	49,633	485	3.88%
Total interest-bearing liabilities	2,323,360	17,735	3.03%	2,173,697	17,283	3.15%
Noninterest-bearing accounts	707,196			668,908
Other noninterest-bearing liabilities	39,239			38,746
Total liabilities	$3,069,795			$2,881,351
Net interest income		$35,686			$33,690
Net interest rate spread			3.50%			3.45%
Net earning assets	$924,448			$886,966
Net interest margin			4.36%			4.37%
Average interest-earning assets to average interest-bearing liabilities	139.79%			140.80%

(1)	The average loans receivable, net balances include nonaccrual loans carrying a zero yield.
(2)	Includes net deferred fee recognition of $1.4 million and $1.6 million for the three months ended September 30, 2026 and 2025, respectively.
(3)	Shown at amortized cost.
(4)	Includes income from fair value hedges of $172,000 and $280,000 for the three months ended September 30, 2026 and 2025, respectively.

Net Interest Income. Net interest income increased $2.0 million to $35.7 million for the three months ended September 30, 2026, from $33.7 million for the three months ended September 30, 2025.  The increase was primarily due to a $2.4 million increase in total interest income, partially offset by a $452,000 increase in total interest expense. The increase in total interest income was primarily due to a $2.7 million increase in interest income on loans receivable, including fees, resulting from net loan growth and loans acquired in the Pacific West Acquisition.  The increase in total interest expense reflected an $843,000 increase in interest expense on borrowings resulting from higher average borrowing balances and a $438,000 increase in interest expense on the subordinated notes following their repricing to a higher interest rate in 2026. These increases were partially offset by an $829,000 decrease in interest expense on deposits.  The decrease primarily reflected lower average balances of, and rates paid on, CDs, partially offset by higher average balances of, and rates paid on, interest-bearing checking accounts, including deposits assumed in the Pacific West Acquisition.

Net interest margin (“NIM”) (annualized) decreased one basis point to 4.36% for the three months ended September 30, 2026, compared to 4.37% for the same period in the prior year. The slight decrease in NIM reflects a lower ratio of average interest-earning assets to average interest-bearing liabilities in the current period.

Interest Income. Total interest income for the three months ended September 30, 2026, increased $2.4 million to $53.4 million, from $51.0 million for the three months ended September 30, 2025. The increase was primarily due to a $2.7 million increase in interest income on loans receivable, including fees, as a result of higher average loan balances, including loans acquired in the Pacific West Acquisition, partially offset by a lower average yield.  Offsetting the growth was a net decrease of $234,000 in interest and dividend income on investment securities, FHLB stock and interest-bearing deposits at other financial institutions, primarily reflecting lower average balances and lower yields on interest-bearing deposits at other financial institutions, partially offset by higher FHLB stock dividends resulting from higher average balances.

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest income for the three months ended September 30, 2026 and 2025:

(Dollars in thousands)	Three Months Ended September 30,
	2026		2025
	Average		Average		$ Change
	Balance		Balance		in Interest
	Outstanding	Yield	Outstanding	Yield	Income
Loans receivable, net and loans held for sale (1)(2)	$2,864,219	6.84%	$2,651,111	6.98%	$2,681
Investment securities – taxable (3)(4)	277,518	4.50	285,111	4.51	(97)
Investment securities – nontaxable	76,796	2.30	79,341	2.34	(21)
FHLB stock	14,321	9.75	10,082	8.81	128
Interest-bearing deposits at other financial institutions	14,954	3.48	34,857	4.26	(243)
Total interest-earning assets	$3,247,808	6.53%	$3,060,502	6.61%	$2,448

(1)	The average loans receivable, net balances include nonaccrual loans carrying a zero yield.
(2)	Includes net deferred fee recognition of $1.4 million and $1.6 million for the three months ended September 30, 2026 and 2025, respectively.
(3)	Shown at amortized cost.
(4)	Includes income from fair value hedges of $172,000 and $280,000 for the three months ended September 30, 2026 and 2025, respectively.

Interest Expense. Total interest expense increased $452,000 to $17.7 million for the three months ended September 30, 2026, from $17.3 million for the comparable quarter in 2025, due to an increase of $843,000 in interest expense on borrowings resulting from higher average borrowing balances, and a $439,000 increase in interest expense on the subordinated notes following their repricing to a higher interest rate in 2026.  These increases were partially offset by a decrease in interest expense on deposits of $830,000, reflecting primarily lower average balances of CDs, including a shift from brokered deposits to borrowings.

The average cost of total interest-bearing deposits decreased 24-basis points to 2.79% for the three months ended September 30, 2026, compared to 3.03% for the three months ended September 30, 2025, primarily reflecting a shift in deposit mix from CDs to lower-cost interest-bearing checking and savings and money market accounts, as well as lower rates paid on CDs, partially offset by increases in market rates on interest-bearing checking and savings and money market accounts. The average balance of total interest-bearing deposits increased $44.2 million to $1.99 billion for the three months ended September 30, 2026, compared to $1.95 billion for the three months ended September 30, 2025, driven primarily by an increase in interest-bearing checking and savings and money market accounts, partially offset by decreases in CDs.

The average cost of total interest-bearing liabilities decreased 12-basis points to 3.03%, reflecting the benefit of the lower cost of deposits, partially offset by the higher cost of the subordinated notes following their repricing. The average cost of funds, which includes noninterest-bearing checking, decreased nine- basis points to 2.32%, from 2.41% for the three months ended September 30, 2025.  The decrease primarily reflected the shift in deposit mix away from CDs and lower rates on CDs, as well as the addition of slightly lower-cost funding from the Pacific West Acquisition.

The following table details average balances of interest-bearing liabilities, associated rates, and resulting change in interest expense for the three months ended September 30, 2026 and 2025:

(Dollars in thousands)	Three Months Ended September 30,
	2026		2025
	Average		Average		$ Change
	Balance		Balance		in Interest
	Outstanding	Rate	Outstanding	Rate	Expense
Savings and money market	$590,802	1.81%	$515,051	1.67%	$534
Interest-bearing checking	418,092	2.49	211,031	1.89	1,614
Certificates of deposit	983,182	3.52	1,221,748	3.80	(2,978)
Borrowings	283,054	3.89	176,234	4.36	843
Subordinated notes	48,230	7.60	49,633	3.88	439
Total interest-bearing liabilities	$2,323,360	3.03%	$2,173,697	3.15%	$452

Provision for Credit Losses. For the three months ended September 30, 2026, the provision for credit losses was $3.5 million, consisting of a $3.0 million provision for credit losses on loans, a $409,000 provision for credit losses on unfunded loan commitments, and a $100,000 provision for held-to-maturity investments. This compares to the provision for credit losses of $2.3 million for the three months ended September 30, 2025, which consisted of a $1.9 million provision for credit losses on loans, a $457,000 provision for credit losses on unfunded loan commitments, and no provision for held-to-maturity investments. The increase in the provision for credit losses on loans reflects higher loan balances and increased nonaccrual loans, primarily due to the loans acquired in the Pacific West Acquisition.

Net loan charge-offs totaled $1.6 million for the three months ended September 30, 2026, compared to $4.0 million for the three months ended September 30, 2025. The decrease was primarily attributable to a $2.3 million charge-off on a commercial construction loan relationship recognized during the three months ended September 30, 2025.

Noninterest Income. Noninterest income increased $582,000 to $6.2 million for the three months ended September 30, 2026, from $5.6 million for the three months ended September 30, 2025.  The increase primarily reflects the bargain purchase gain of $1.7 million from the Pacific West Acquisition, partially offset by a decrease of $971,000 in gain on sale of loans, reflecting lower volume on residential mortgage loan sales due to the current interest rate environment, and a decrease of $231,000 in other noninterest income.

Noninterest Expense. Noninterest expense increased $6.9 million to $32.3 million for the three months ended September 30, 2026, compared to $25.4 million for the three months ended September 30, 2025. The $6.9 million increase was largely comprised of a $2.8 million increase in salaries and benefits expense reflecting additional employees from the Pacific West Acquisition, as well as higher benefit costs, and $2.5 million in acquisition-related costs associated with the transaction, compared to no acquisition costs in the prior year period.  Operations, data processing, occupancy, and marketing expenses also increased a combined $1.6 million, partially reflecting the addition of Pacific West's operations.

The efficiency ratio, which is calculated by dividing noninterest expense by the sum of net interest income and noninterest income, deteriorated to 77.19% for the three months ended September 30, 2026, compared to 64.63% for the three months ended September 30, 2025, primarily reflecting the acquisition-related costs and higher salaries and benefits expense.

Provision for Income Taxes. For the three months ended September 30, 2026, the Company recorded a provision for income taxes of $1.2 million, compared to $2.4 million for the three months ended September 30, 2025, primarily due to lower pre-tax income. The effective corporate income tax rates for the three months ended September 30, 2026 and 2025, were 19.1% and 20.8%, respectively.

Comparison of Results of Operations for the Nine Months Ended September 30, 2026 and 2025

General. Net income was $20.7 million for the nine months ended September 30, 2026, compared to $24.9 million for the nine months ended September 30, 2025. The decrease was primarily due to an $8.0 million, or 10.5%, increase in total noninterest expense, and a $2.7 million, or 45.8%, increase in the provision for credit losses, partially offset by a $4.1 million, or 4.2%, increase in net interest income, a $1.8 million, or 11.6%, increase in total noninterest income and a $537,000 decrease in the provision for income taxes.

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

(Dollars in thousands)	For the Nine Months Ended
	September 30, 2026			September 30, 2025
Average Balances	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
ASSETS
Loans receivable, net and loans held for sale (1) (2)	$2,754,304	$141,560	6.87%	$2,608,338	$135,004	6.92%
Taxable investment securities (3)(4)	259,243	8,289	4.27%	267,657	8,651	4.32%
Tax exempt securities (3)	77,462	1,336	2.31%	78,386	1,356	2.31%
FHLB stock	11,257	784	9.31%	10,262	702	9.15%
Interest-bearing deposits at other financial institutions	17,251	447	3.46%	23,575	750	4.25%
Total interest-earning assets	3,119,517	152,416	6.53%	2,988,218	146,463	6.55%
Noninterest-earning assets	143,119			123,622
Total assets	$3,262,636			$3,111,840
LIABILITIES
Savings and money market	$565,455	7,384	1.75%	$505,103	6,137	1.62%
Interest-bearing checking	361,694	6,929	2.56%	197,768	2,573	1.74%
Certificates of deposit	1,043,551	28,341	3.63%	1,177,136	33,730	3.83%
Borrowings	213,712	6,359	3.98%	181,633	5,783	4.26%
Subordinated notes	49,188	2,524	6.86%	49,617	1,456	3.92%
Total interest-bearing liabilities	2,233,600	51,537	3.07%	2,111,257	49,679	3.15%
Noninterest-bearing accounts	670,230			663,536
Other noninterest-bearing liabilities	35,051			35,081
Total liabilities	$2,938,881			$2,809,874
Net interest income		$100,879			$96,784
Net interest rate spread			3.46%			3.40%
Net earning assets	$885,917			$876,961
Net interest margin			4.32%			4.33%
Average interest-earning assets to average interest-bearing liabilities	139.66%			141.54%

(1)	The average loans receivable, net balances include nonaccrual loans carrying a zero yield.
(2)	Includes net deferred fee recognition of $4.3 million and $4.2 million for the nine months ended September 30, 2026 and 2025, respectively.
(3)	Shown at amortized cost.
(4)	Includes income from fair value hedges of $499,000 and $822,000 for the nine months ended September 30, 2026 and 2025, respectively.

Net Interest Income. Net interest income increased $4.1 million to $100.9 million for the nine months ended September 30, 2026, from $96.8 million for the nine months ended September 30, 2025, with a $6.0 million increase in total interest income, partially offset by a $1.9 million increase in total interest expense. The $6.0 million increase in total interest income was primarily due to an increase of $6.6 million in interest income on loans receivable, including fees, resulting from net loan growth, including loans acquired in the Pacific West Acquisition. The $1.9 million increase in total interest expense was primarily due to a $1.1 million increase in interest expense on the subordinated notes following their repricing to a higher interest rate in 2026, as well as a $576,000 increase in interest expense on borrowings, and a $214,000 increase in interest expense on deposits.

NIM (annualized) decreased one- basis point to 4.32% for the nine months ended September 30, 2026, from 4.33% for the same period the prior year. The slight decrease in NIM primarily reflects a lower ratio of average interest-earning assets to average interest-bearing liabilities in the current period.

Interest Income. Total interest income for the nine months ended September 30, 2026, increased $6.0 million to $152.4 million, from $146.5 million for the nine months ended September 30, 2025. The increase was primarily due to a $6.6 million increase in interest income on loans receivable, including fees, as a result of higher average loan balances, including loans acquired in the Pacific West Acquisition, partially offset by a lower average yield.  Offsetting this growth was a net decrease of $603,000 in interest income on taxable investment securities, FHLB stock, and interest-bearing deposits at other financial institutions. The decreases in interest income on taxable investment securities and interest income on interest-bearing deposits at other financial institutions primarily reflect lower average balances and lower yields, partially offset by an $82,000 increase in FHLB stock dividends.

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest income for the nine months ended September 30, 2026 and 2025:

(Dollars in thousands)	Nine Months Ended September 30,
	2026		2025
	Average		Average		$ Change
	Balance		Balance		in Interest
	Outstanding	Yield	Outstanding	Yield	Income
Loans receivable, net and loans held for sale (1)(2)	$2,754,304	6.87%	$2,608,338	6.92%	$6,556
Investment securities – taxable (3)(4)	259,243	4.27	267,657	4.32	(362)
Investment securities – nontaxable	77,462	2.31	78,386	2.31	(20)
FHLB stock	11,257	9.31	10,262	9.15	82
Interest-bearing deposits at other financial institutions	17,251	3.46	23,575	4.25	(303)
Total interest-earning assets	$3,119,517	6.53%	$2,988,218	6.55%	$5,953

(1)	The average loans receivable, net balances include nonaccrual loans carrying a zero yield.
(2)	Includes net deferred fee recognition of $4.3 million and $4.2 million for the nine months ended September 30, 2026 and 2025, respectively.
(3)	Shown at amortized cost.
(4)	Includes income from fair value hedges of $499,000 and $822,000 for the nine months ended September 30, 2026 and 2025, respectively.

Interest Expense. Total interest expense increased $1.9 million to $51.5 million for the nine months ended September 30, 2026, from $49.7 million for the comparable period in 2025, due to increases in interest expense on the subordinated notes, borrowings, and deposits. The higher deposit costs were the result of an increase in interest-bearing checking balances, including brokered deposits, combined with an 82-basis point increase in the average rate paid on interest-bearing checking accounts, as well as higher average balances of, and rates paid on, savings and money market accounts.  These increases were partially offset by a $5.4 million decrease in interest expense on CDs due to lower average CD balances and a 20-basis point decline in CD rates.  The increase in subordinated notes expense resulted from the repricing of the Company's subordinated notes to a floating rate on February 15, 2026.

The average cost of total interest-bearing deposits decreased 13-basis points to 2.89% for the nine months ended September 30, 2026, compared to 3.02% for the nine months ended September 30, 2025, primarily reflecting a shift in deposit mix from CDs to lower-cost interest-bearing checking and savings and money market accounts, as well as lower rates paid on CDs, partially offset by higher rates paid on savings, money market, and interest-bearing checking accounts. The average balance of total interest-bearing deposits increased $90.7 million to $1.97 billion primarily due to growth in interest-bearing checking balances, including brokered deposits, and higher average savings and money market balances. These increases were partially offset by a decrease in average CD balances.

The average cost of total interest-bearing liabilities similarly decreased seven-basis points to 3.08%, reflecting the benefit of the lower cost of deposits and a 28-basis point decline in the average rate paid on borrowings, partially offset by the higher cost of the subordinated notes following their repricing. The average cost of funds, which includes noninterest-bearing checking, decreased two- basis points to 2.37%, from 2.39% for the nine months ended September 30, 2025.

The following table details average balances of interest-bearing liabilities, associated rates, and resulting change in interest expense for the nine months ended September 30, 2026 and 2025:

(Dollars in thousands)	Nine Months Ended September 30,
	2026		2025
	Average		Average		$ Change
	Balance		Balance		in Interest
	Outstanding	Rate	Outstanding	Rate	Expense
Savings and money market	$565,455	1.75%	$505,103	1.62%	$1,247
Interest-bearing checking	361,694	2.56	197,768	1.74	4,356
Certificates of deposit	1,043,551	3.63	1,177,136	3.83	(5,389)
Borrowings	213,712	3.98	181,633	4.26	576
Subordinated notes	49,188	6.86	49,617	3.92	1,068
Total interest-bearing liabilities	$2,233,600	3.08%	$2,111,257	3.15%	$1,858

Provision for Credit Losses. For the nine months ended September 30, 2026, the provision for credit losses was $8.6 million, consisting of an $8.2 million provision for credit losses on loans, a $371,000 provision for credit losses on unfunded loan commitments, and a $100,000 provision for held-to-maturity investments. This compares to a $5.9 million provision for credit losses for the nine months ended September 30, 2025. which consisted of a $5.1 million provision for credit losses on loans, a $675,000 provision for credit losses on unfunded loan commitments, and a $175,000 provision for credit losses on held-to-maturity investments. The increase in the provision for credit losses on loans primarily reflects an increase in nonaccrual loans and higher loan balances, primarily due to the loans acquired in the Pacific West Acquisition.

Net loan charge-offs totaled $7.5 million for the nine months ended September 30, 2026, compared to $6.9 million during the nine months ended September 30, 2025. The increase was primarily due to higher net charge-offs within the indirect home improvement portfolio. The increase in indirect home improvement loan net charge-offs reflects continued credit stress in the consumer loan portfolios amid a challenging economic environment that could result in a material increase in the ACL on loans and adversely affect the Company’s financial condition and results of operations.

Noninterest Income. Noninterest income increased $1.8 million to $17.7 million for the nine months ended September 30, 2026, from $15.9 million for the nine months ended September 30, 2025.  The increase was primarily due to the bargain purchase gain of $1.7 million from the Pacific West Acquisition.

Noninterest Expense. Noninterest expense increased $8.0 million to $83.9 million for the nine months ended September 30, 2026, compared to $75.9 million for the nine months ended September 30, 2025. The increase was primarily due to a $4.6 million increase in salaries and benefits, including a $1.5 million increase resulting from annual compensation adjustments implemented during the second quarter as part of the Company’s annual compensation review process, as well as additional employees from the Pacific West Acquisition, and higher benefit costs.  In addition, the Company recorded $3.2 million in acquisition related costs associated with the Pacific West Acquisition.

The efficiency ratio weakened to 70.77% for the nine months ended September 30, 2026, compared to 67.40% for the nine months ended September 30, 2025, primarily due to increases in salaries and benefits and acquisition-related costs noted above.

Provision for Income Taxes. For the nine months ended September 30, 2026, the Company recorded a provision for income taxes of $5.3 million, compared to $5.9 million for the nine months ended September 30, 2025, primarily due to lower pre-tax income. The effective corporate income tax rates for the nine months ended September 30, 2026 and 2025, were 20.5% and 19.1%, respectively.

Liquidity

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit fluctuations that may occur in the normal course of business. The Company relies on several different sources to meet potential liquidity demands. The primary sources are customer deposits, FHLB borrowings, purchases of federal funds, sale of securities available-for-sale, cash flows from loan payments, sales of one-to-four-family loans held for sale, and maturing securities. While the maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. On August 19, 2026, the Company completed the Pacific West Acquisition, which added $435.6 million of deposits.  The Company paid $16.9 million in cash consideration and issued 430,149 shares of common stock and acquired $153.0 million of cash and cash equivalents and $49.4 million of investment securities available-for-sale.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund its operations. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 2026, the Bank’s total borrowing capacity was $769.1 million with the FHLB of Des Moines, with unused borrowing capacity of $527.6 million. The FHLB borrowing limit is based on certain categories of loans, primarily real estate loans that qualify as collateral for FHLB borrowings.  At September 30, 2026, the Bank held approximately $1.13 billion in loans that qualify as collateral for FHLB borrowings.

In addition to the availability of liquidity from the FHLB of Des Moines, the Bank maintains a short-term borrowing line with the FRB with a limit of $264.6 million and a combined credit limit of $109.4 million in written federal funds lines of credit through correspondent banking relationships at September 30, 2026. The FRB borrowing limit is based on certain categories of loans, primarily consumer loans that qualify as collateral for FRB line of credit.  At September 30, 2026, the Bank held approximately $549.4 million in loans that qualify as collateral for the FRB line of credit. There were $138.0 million of outstanding borrowings with the FRB and no outstanding borrowings with correspondent banks as of September 30, 2026, compared to no outstanding borrowings with either source as of December 31, 2025.  Subject to market conditions, we expect to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt, and to take advantage of investment opportunities to the extent feasible.

The Bank’s Asset and Liability Management Policy permits management to utilize brokered deposits up to 20% of deposits or $574.3 million at September 30, 2026. Total brokered deposits at September 30, 2026 were $76.1 million. Brokered deposits decreased during the nine months ended September 30, 2026 as the Company utilized FHLB and FRB borrowings as alternative sources of liquidity.  Management utilizes brokered deposits to mitigate interest rate risk and to enhance liquidity when appropriate.

Liquidity management is both a daily and long-term function of the Company’s management. Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds. On a longer-term basis, the Company maintains a strategy of investing in various lending products and investment securities, including U.S. Government obligations and U.S. agency securities. The Company uses sources of funds primarily to meet ongoing commitments, pay maturing deposits, fund withdrawals, and to fund loan commitments. At September 30, 2026, outstanding loan commitments, including unused lines of credit totaled $725.1 million. The Company purchased $68.8 million in securities during the nine months ended September 30, 2026. The Company purchased $87.7 million in securities during the nine months ended September 30, 2025. Proceeds from securities repayments, maturities and sales were $49.4 million and $38.6 million during the nine months ended September 30, 2026 and 2025, respectively.

The Bank’s liquidity is also affected by the volume of loans sold and loan principal payments. During the nine months ended September 30, 2026 and 2025, the Bank sold $433.7 million and $375.9 million in loans, respectively.

Total deposits increased $193.6 million during the nine months ended September 30, 2026. CDs scheduled to mature in three months or less at September 30, 2026, totaled $328.1 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this strategy, management believes that a majority of maturing relationship deposits will remain with the Bank.

For the remainder of 2026, we project that fixed commitments will include $504,000 of operating lease payments. For information regarding our operating leases, see “Note 7 – Leases” of the Notes to Consolidated Financial Statements included in this report. FHLB and FRB borrowings totaling $356.0 million, consisting of $218.0 million and $138.0 million, respectively, are scheduled to mature within the next twelve months.

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

Dividends and other capital distributions from the Bank are subject to regulatory notice and certain restrictions. Unrestricted cash held by FS Bancorp on an unconsolidated basis totaled $4.3 million at September 30, 2026. The Company currently expects to continue paying quarterly cash dividends on common stock subject to the Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. The current quarterly common stock dividend rate is $0.29 per share, which the Board of Directors believes balances its objectives of managing and investing in the Bank and returning a substantial portion of cash to shareholders. Assuming continued payment during 2026 at this rate of $0.29 per share, the Company’s total dividends paid each quarter would be approximately $2.3 million based on the number of shares outstanding as of September 30, 2026.

Under FS Bancorp’s existing stock repurchase program, $3.1 million remained available for future repurchases as of September 30, 2026.  See “Unregistered Sales of Equity Securities and Use of Proceeds” in Item 2, Part II of this Form 10-Q for additional information relating to stock repurchases.

Capital Resources

The Bank is subject to minimum capital requirements imposed by the FDIC. Based on its capital levels at September 30, 2026, the Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a well capitalized status under the capital categories of the FDIC. Based on capital levels at September 30, 2026, the Bank was considered to be “well capitalized”. At September 30, 2026, the Bank exceeded all regulatory capital requirements with Tier 1 leverage-based capital, Tier 1 risk-based capital, total risk-based capital, and common equity Tier 1 capital ratios of 11.2%, 11.4%, 12.6%, and 11.4%, respectively.

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

FS Bancorp is subject to these regulatory capital guidelines as of September 30, 2026, and has exceeded all applicable minimum capital requirements. The regulatory capital ratios calculated for FS Bancorp at September 30, 2026, were as follows: Tier 1 leverage-based capital ratio, 9.9%; Tier 1 risk-based capital ratio, 10.1%; total risk-based capital ratio, 12.4%; and CET 1 capital ratio, 10.1%.  For additional information regarding regulatory capital compliance and regulatory minimums, see “Note 13 – Regulatory Capital” of the Notes to Consolidated Financial Statements included in Part I. Item 1 of this report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risk disclosures contained in FS Bancorp’s 2025 Form 10-K.

Item 4.  Controls and Procedures

(a)         Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures, as defined in Rule 13a‑15(e) of the Exchange Act, as amended (the “Exchange Act”), was carried out as of September 30, 2026, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) and other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily applied its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon the foregoing evaluation, the Company’s CEO and CFO concluded that as of September 30, 2026, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information the Company was required to disclose in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b)         Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a- 15(f) of the Securities Exchange Act of 1934, as amended) that occurred during the three months ended September 30, 2026, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in cost-effective control procedures, misstatements due to error or fraud may occur and remain undetected.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

In the normal course of business, the Company occasionally becomes involved in various legal proceedings. In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 1A.  Risk Factors

There have been no material changes in the Risk Factors previously disclosed in FS Bancorp’s 2025 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table summarizes common stock repurchases during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Plan or Program
July 1, 2026 - July 31, 2026	—		$—	—	$—
August 1, 2026 - August 31, 2026	27,102	(1)	43.22	14,740	4,366,261
September 1, 2026 - September 30, 2026	29,924		43.61	29,924	3,061,249
Total for the quarter	57,026		$43.42	44,664	$3,061,249

(1) 12,362 shares, with a value of approximately $538,000, were withheld to satisfy tax withholding obligations associated with the vesting of restricted stock awards.

On August 24, 2026, the Company publicly announced a stock repurchase program, authorizing the repurchase of up to $5.0 million of Company common stock, in addition to any amounts remaining under the prior program.  Repurchases under this program may occur from time to time in the open market, through privately negotiated transactions, or by withholding shares upon the exercise of equity awards, over a 12-month period ending August 24, 2027.

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

(c)

Trading Plans. During the three months ended  September 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.   Exhibits

2.1	Definitive Agreement, dated February 25, 2026, by and between FS Bancorp, Inc and Pacific West Bancorp (1)
3.1	Articles of Incorporation of FS Bancorp, Inc. (2)
3.2	Bylaws of FS Bancorp, Inc. (3)
4.1	Form of Common Stock Certificate of FS Bancorp, Inc. (2)
4.2	Indenture dated February 10, 2021, by and between FS Bancorp, Inc. and U.S. Bank National Association, as trustee (4)
4.3	Forms of 3.75 Fixed-to-Floating Rate Subordinated Notes due 2031 (included as Exhibit A-1 and Exhibit A-2 to the Indenture filed as Exhibit 4.2 hereto (4)
10.1	Severance Agreement between 1st Security Bank of Washington and Matthew D. Mullet (2)
10.2	Form of Change of Control Agreement between 1st Security Bank of Washington and Matthew D. Mullet (2)
10.3	Form of Change of Control Agreement with Donn C. Costa, Dennis O’Leary, Erin Burr, Victoria Jarman, Kelli Nielsen, and May-Ling Sowell (5)
10.4	FS Bancorp, Inc. 2018 Equity Incentive Plan (6)
10.5	Form of Incentive Stock Option Award Agreement under the 2018 Equity Incentive Plan (6)
10.6	Form of Non-Qualified Stock Option Award Agreement under the 2018 Equity Incentive Plan (6)
10.7	Form of Restricted Stock Award Agreement under the 2018 Equity Incentive Plan (6)
10.8	FS Bancorp, Inc. Nonqualified 2022 Stock Purchase Plan (7)
10.9	Form of Enrollment/Change Form under the FS Bancorp, Inc. Nonqualified 2022 Stock Purchase Plan (7)
10.10	Form of Change of Control Agreement with Shana Allen, and Benjamin Crowl (8)
10.11	Form of Change of Control Agreement with Phillip Whittington, Robert Nesbitt, and Sean McCormick (9)
10.12	FS Bancorp, Inc. 2026 Equity Incentive Plan (10)
10.13	Form of Incentive Stock Option Award Agreement under the FS Bancorp, Inc. 2026 Equity Incentive Plan (11)
10.14	Form of Non-Qualified Stock Option Award Agreement under the FS Bancorp, Inc. 2026 Equity Incentive Plan (11)
10.15	Form of Restricted Stock Award Agreement under the FS Bancorp, Inc. 2026 Equity Incentive Plan (11)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2026 formatted in Inline Extensible Business Reporting Language (IXBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income (Loss); (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 25, 2026 (File No. 001-355589).
(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S‑1 (333‑177125) filed on October 3, 2011, and incorporated by reference.
(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8‑K filed on July 10, 2013 (File No. 001‑355589).
(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 11, 2021 (File No. 001-35589).
(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 1, 2016 (File No. 001‑35589).
(6)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-22513) filed on May 23, 2018.
(7)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-265729) filed on June 21, 2022.
(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 2, 2024 (File No. 001-35589).
(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 8, 2025 (File No. 001-35589).
(10)	Filed as Appendix A to the Registrant’s Proxy Statement on Form DEF 14A filed on April 6, 2026.
(11)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (333-296762) filed on June 12, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FS BANCORP, INC.

Date: November 9, 2026	By:	/s/Matthew D. Mullet
Matthew D. Mullet
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 9, 2026	By:	/s/Phillip D. Whittington
Phillip D. Whittington
Chief Financial Officer
(Principal Financial and Accounting Officer)